Form 10QSB
period 1999-12-31
NATIONAL SUPERSTARS INC
filed 2003-12-29
CIK 771556

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended December 31, 1999


                       Commission File Number: 2-98395-NY


                          National Superstars, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Nevada                                      93-0848208
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


                 444 Park Forest Way, Wellington, FL  33414
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)


                             (561) 798-4294
                        --------------------------
                        (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___


As of December 15, 2003, the Registrant had 58,186,668 shares of common stock, $.005 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                INDEX
                                -----
                                                                Page
                                                               Number
                                                               ------
Part I.   Financial Information

 Item I.   Financial Statements

           Balance Sheets as of December 31, 1999
            (unaudited) and September 30, 1999                    2

           Statements of Operations, Three Months
            Ended December 31, 1999 and 1998 (unaudited)          3

           Statements of Cash Flows, Three Months
            Ended December 31, 1999 and 1998 (unaudited)          4

           Notes to Financial Statements                          5

 Item 2.   Management's Discussion and Analysis of
            Financial Conditions and Results of
            Operations                                            6

Part II.  Other Information                                       7

                          NATIONAL SUPERSTARS, INC.
                       (A Development Stage Company)
                               BALANCE SHEETS

                                 ASSETS

                                                 December 31,   September 30,
                                                     1999           1999
                                                 (Unaudited)    (See Note 1)
                                                ------------     -----------
Current Assets                                            -               -
                                                -----------      ----------
  Total Assets                                  $         -      $        -
                                                ===========      ==========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:                                      -               -
                                                -----------      ----------
  Total Current Liabilities                               -               -
                                                -----------      ----------

Stockholders' (Deficit):
Common Stock, $.005 par value,
     75,000,000 shares authorized
     28,186,668 shares issued and
     outstanding                                    140,933         140,933
Additional paid-in capital                          141,136         141,136
Accumulated (deficit)                              (282,069)       (282,069)
                                                -----------      ----------
Total Stockholders' (Deficit)                             -               -
                                                -----------      ----------

Total Liabilities and Stockholders' (Deficit)   $         -      $        -
                                                ===========      ==========

















The accompanying notes are an integral part of the financial statements.

                           NATIONAL SUPERSTARS, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                       Three Months Ended
                                                  December 31,   December 31,
                                                      1999           1998
                                                  ------------   -----------
Revenues                                          $          -   $         -
                                                  ------------   -----------

Operating Expenses:                                          -             -
                                                  ------------   -----------
Net (Loss)                                        $          -             -
                                                  ------------   -----------

Per Share                                         $        nil   $       nil
                                                  ============   ===========

Weighted Average Number of Shares Outstanding       28,186,668    28,186,668
                                                  ============   ===========































The accompanying notes are an integral part of the financial statements.

                           NATIONAL SUPERSTARS, INC.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      Three Months Ended
                                                  December 31,  December 31,
                                                      1999          1998
                                                  ------------  ------------
Cash Flows from Operating Activities:
  Net (loss)                                      $        -   $         -
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
                                                           -             -
                                                  ----------    ----------
Net Cash Provided by Operating Activities                  -             -
                                                  ----------    ----------

Cash Flows from Investing Activities                       -             -
                                                  ----------    ----------

Cash Flows from Financing Activities                       -             -
                                                  ----------    ----------

Increase in Cash                                           -             -

Cash, Beginning of Period                                  -             -
                                                  ----------    ----------
Cash, End of Period                               $        -    $        -
                                                  ==========    ==========
Interest Paid                                     $        -    $        -
                                                  ==========    ==========
Income Taxes Paid                                 $        -    $        -
                                                  ==========    ==========


















The accompanying notes are an integral part of the financial statements.

                           NATIONAL SUPERSTARS, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                         December 31, 1999 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of December 31, 1999, the statements of operations and the statements of cash flows for the three month periods ended December 31, 1999 and 1998, have been prepared by National Superstars, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 1999 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the September 30, 1999 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

(2)   Basis of Presentation
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has limited working capital and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

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

                                  ITEM 2

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


The Company was incorporated as Valley Tech Industries, Inc. on October 6,
1983 under the laws of the State of Nevada, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. In 1986, the Company changed its name to National Superstars, Inc. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities.

The Company generated no revenues during the quarter ended December 31, 1999, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At December 31, 1999, the Company had no material commitments for capital expenditures.

                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         None.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT                            National Superstars, Inc.




BY(Signature)                         /s/ Peter Porath
(Name and Title)                      Peter Porath, President, Chief
                                      Executive Officer
(Date)                                December 15, 2003

BY(Signature)                         /s/ Michael Schumacher
(Name and Title)                      Michael Schumacher, Treasurer,
                                      Secretary and Chief Financial Officer
(Date)                                December 15, 2003

                        CERTIFICATION PURSUANT TO
                          18 U.S.C. section1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of National Superstars, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 1999, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Porath, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, that to the best of my knowledge:

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



BY(Signature)                          /s/ Peter Porath
(Name and Title)                       Peter Porath
                                       President, Chief Executive Officer
(Date)                                 December 15, 2003

                       CERTIFICATION PURSUANT TO
                         18 U.S.C. section1350,
                         AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of National Superstars, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 1999, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Porath, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, that to the best of my knowledge:

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