Form 10QSB
period 2000-12-31
NATIONAL SUPERSTARS INC
filed 2003-12-29
CIK 771556

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended December 31, 2000


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

                                INDEX
                                -----
                                                                Page
                                                               Number
                                                               ------
Part I.   Financial Information

 Item I.   Financial Statements

           Balance Sheets as of December 31, 2000
            (unaudited) and September 30, 2000                    2

           Statements of Operations, Three Months
            Ended December 31, 2000 and 1999 (unaudited)          3

           Statements of Cash Flows, Three Months
            Ended December 31, 2000 and 1999 (unaudited)          4

           Notes to Financial Statements                          5

 Item 2.   Management's Discussion and Analysis of
            Financial Conditions and Results of
            Operations                                            6

Part II.  Other Information                                       7

                          NATIONAL SUPERSTARS, INC.
                       (A Development Stage Company)
                               BALANCE SHEETS

                                 ASSETS

                                                 December 31,   September 30,
                                                     2000           2000
                                                 (Unaudited)    (See Note 1)
                                                ------------     -----------
Current Assets                                            -               -
                                                -----------      ----------
  Total Assets                                  $         -      $        -
                                                ===========      ==========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:                                      -               -
                                                -----------      ----------
  Total Current Liabilities                               -               -
                                                -----------      ----------

Stockholders' (Deficit):
Common Stock, $.005 par value,
     75,000,000 shares authorized
     28,186,668 shares issued and
     outstanding                                    140,933         140,933
Additional paid-in capital                          141,136         141,136
Accumulated (deficit)                              (282,069)       (282,069)
                                                -----------      ----------
Total Stockholders' (Deficit)                             -               -
                                                -----------      ----------

Total Liabilities and Stockholders' (Deficit)   $         -      $        -
                                                ===========      ==========

















The accompanying notes are an integral part of the financial statements.

                           NATIONAL SUPERSTARS, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                       Three Months Ended
                                                  December 31,   December 31,
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

                           NATIONAL SUPERSTARS, INC.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      Three Months Ended
                                                  December 31,  December 31,
                                                      2000          1999
                                                  ------------  ------------
Cash Flows from Operating Activities:
  Net (loss)                                      $        -   $         -
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
                                                           -             -
                                                  ----------    ----------
Net Cash Provided by Operating Activities                  -             -
                                                  ----------    ----------

Cash Flows from Investing Activities                       -             -
                                                  ----------    ----------

Cash Flows from Financing Activities                       -             -
                                                  ----------    ----------

Increase in Cash                                           -             -

Cash, Beginning of Period                                  -             -
                                                  ----------    ----------
Cash, End of Period                               $        -    $        -
                                                  ==========    ==========
Interest Paid                                     $        -    $        -
                                                  ==========    ==========
Income Taxes Paid                                 $        -    $        -
                                                  ==========    ==========


















The accompanying notes are an integral part of the financial statements.

                           NATIONAL SUPERSTARS, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                         December 31, 2000 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of December 31, 2000, the statements of operations and the statements of cash flows for the three month periods ended December 31, 2000 and 1999, have been prepared by National Superstars, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2000 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the September 30, 2000 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

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

The Company generated no revenues during the quarter ended December 31, 2000, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At December 31, 2000, the Company had no material commitments for capital expenditures.

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

REGISTRANT                            National Superstars, Inc.




BY(Signature)                         /s/ Peter Porath
(Name and Title)                      Peter Porath, President, Chief
                                      Executive Officer
(Date)                                December 15, 2003

BY(Signature)                         /s/ Michael Schumacher
(Name and Title)                      Michael Schumacher, Treasurer,
                                      Secretary and Chief Financial Officer
(Date)                                December 15, 2003

                        CERTIFICATION PURSUANT TO
                          18 U.S.C. section1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of National Superstars, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2000, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Porath, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, that to the best of my knowledge:

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



BY(Signature)                          /s/ Peter Porath
(Name and Title)                       Peter Porath
                                       President, Chief Executive Officer
(Date)                                 December 15, 2003

                       CERTIFICATION PURSUANT TO
                         18 U.S.C. section1350,
                         AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of National Superstars, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2000, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Porath, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, that to the best of my knowledge:

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