Form 10KSB
period 2001-09-30
NATIONAL SUPERSTARS INC
filed 2003-12-29
CIK 771556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                               FORM 10-KSB

[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
               For the fiscal year ended - September 30, 2001

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

          Statements of Cash Flows                                F-6

          Notes to Financial Statements                           F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
National Superstars, Inc.
Wellington, Florida

We have audited the accompanying balance sheet of National Superstars, Inc. as of September 30, 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 2001 and 2000.
These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of National Superstars, Inc. (a development-stage company) as of September 30, 2001, and the results of its operations, changes in its stockholders' equity and its cash flows for the years ended September 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

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



Miller and McCollom
Certified Public Accountants
4350 Wadsworth Blvd., Suite 300
Wheat Ridge, CO 80033

December 1, 2003

                      NATIONAL SUPERSTARS, INC.

                            BALANCE SHEET
                          September 30, 2001

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

                      NATIONAL SUPERSTARS, INC.

                      STATEMENTS OF OPERATIONS


                                               For the Year Ended
                                                  September 30,
                                            2001                2000
                                          --------            --------
Revenue                                   $          -         $          -
                                          ------------         ------------
Expenses:                                            -                    -
                                          ------------         ------------
                                                     -                    -
                                          ------------         ------------

Net (Loss)                                $          -         $          -
                                          ------------         ------------
Per Share                                 $          -         $          -
                                          ============         ============
Weighted Average Shares Outstanding         28,186,668           28,186,668
                                          ============         ============




The accompanying notes are an integral part of the financial statements.

                      NATIONAL SUPERSTARS, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    For the Period from October 1, 1999  through September 30, 2001

                                                 Additional
       Perferred   Stock     Common       Stock   Paid-in    Accumulated
       No./Shares  Amount    No./Shares   Amount  Capital     (Deficit)  Total
       ----------  ------    ----------   ------  ---------  ----------- -----
Balance
at October   -    $    -    28,186,668  $140,933  $141,136  $(282,069)  $   -
1, 1999

Net loss-
year
ended
September
30, 2000     -         -             -         -         -           -      -
          ----     -----    ----------  --------  --------  ----------   ----
Balance
at
September
30, 2000     -         -    28,186,668   140,933   141,136   (282,069)      -

Net loss-
year ended
September
30, 2001     -         -             -         -         -          -       -
          ----     -----    ----------  --------  --------  ---------    ----
Balance
at
September
30, 2001     -     $   -    28,186,668  $140,933  $141,136  $(282,069)   $  -
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

                       NATIONAL SUPERSTARS, INC.

                     NOTES TO FINANCIAL STATEMENTS
                          September 30, 2001

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

                   NOTES TO FINANCIAL STATEMENTS
                          September 30, 2001

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

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset
                                                   2001            2000
                                                -------          ------

Cash Flows from Operating Activities:
 Net (Loss)                                    $      -         $       -
 Adjustment to reconcile net (loss)

9. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

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

                   NOTES TO FINANCIAL STATEMENTS
                        September 30, 2001

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

                   NOTES TO FINANCIAL STATEMENTS
                        September 30, 2001

(1)  Summary of Accounting Policies, Continued
     -----------------------------------------
    (k)  Other
         -----
     The Company has selected September 30 as its fiscal year end.

     The company has paid no dividends.

     No advertising expense has been incurred.

     The Company consists of one reportable business segment.

     The Company has not entered into any leases.



(2)  Income Taxes
     ------------
As of September 30, 2001, the Company's net operating loss carry forward had expired or were restricted due to a change in ownership.

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

REGISTRANT                            NATIONAL SUPERSTARS, INC.

(Date)                                December 15, 2003
BY(Signature)                         /s/ Peter Porath
(Name and Title)                      Peter Porath
                                      President, Chief Executive Officer


(Date)                                December 15, 2003
BY(Signature)                         /s/ Michael Schumacher
(Name and Title)                      Michael Schumacher
                                      Treasurer, Secretary and Chief
                                      Financial Officer

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. section1350,
                          AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of National Superstars, Inc. (the "Company") on Form 10-KSB for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Porath, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, that to the best of my knowledge:

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



BY(Signature)                        /s/ Peter Porath
(Name and Title)                     Peter Porath
                                     President and Chief Executive Officer
(Date)                               December 15, 2003

                        CERTIFICATION PURSUANT TO
                          18 U.S.C. section1350,
                          AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of National Superstars, Inc. (the "Company") on Form 10-KSB for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Schumacher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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