Form 10QSB
period 2003-06-30
NATIONAL SUPERSTARS INC
filed 2003-12-29
CIK 771556

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended June 30, 2003


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

                                INDEX
                                -----
                                                                 Page
                                                                Number
                                                                ------
Part I.   Financial Information

  Item I.   Financial Statements

            Balance Sheets as of June 30, 2003
             (unaudited) and September 30, 2002                    2

            Statements of Operations, Three Months
             Ended June 30, 2003 and 2002 (unaudited)              3

            Statements of Operations, Nine Months
             Ended June 30, 2003 and 2002 (unaudited)              4

            Statements of Cash Flows, Nine Months
             Ended June 30, 2003 and 2002 (unaudited)              5

            Notes to Financial Statements                          6

  Item 2.   Management's Discussion and Analysis of

            Financial Conditions and Results of
             Operations                                            7

Part II.  Other Information                                        8

                         NATIONAL SUPERSTARS, INC.
                      (A Development Stage Company)
                             BALANCE SHEETS

                                 ASSETS

                                                  June 30,      September 30,
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

                           NATIONAL SUPERSTARS, INC.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                       Three Months Ended
                                                    June 30,       June 30,
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

                           NATIONAL SUPERSTARS, INC.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                       Nine Months Ended
                                                    June 30,       June 30,
                                                      2003           2002
                                                  ------------  ------------

Revenues                                          $          -   $         -
                                                  ------------   -----------

Operating Expenses:                                          -             -
                                                  ------------   -----------
Net (Loss)                                        $          -             -
                                                  ------------   -----------

Per Share                                         $        nil   $       nil
                                                  ============   ===========

Weighted Average Number of Shares Outstanding       28,186,668    28,186,668
                                                  ============   ===========
































The accompanying notes are an integral part of the financial statements.

                           NATIONAL SUPERSTARS, INC.
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      Nine Months Ended
                                                    June 30,      June 30,
                                                      2003          2002
                                                 -----------   -----------
Cash Flows from Operating Activities:
  Net (loss)                                      $        -   $         -
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
                                                           -             -
                                                  ----------    ----------
Net Cash Provided by Operating Activities                  -             -
                                                  ----------    ----------

Cash Flows from Investing Activities                       -             -
                                                  ----------    ----------

Cash Flows from Financing Activities                       -             -
                                                  ----------    ----------

Increase in Cash                                           -             -

Cash, Beginning of Period                                  -             -
                                                  ----------    ----------
Cash, End of Period                               $        -    $        -
                                                  ==========    ==========
Interest Paid                                     $        -    $        -
                                                  ==========    ==========
Income Taxes Paid                                 $        -    $        -
                                                  ==========    ==========



















The accompanying notes are an integral part of the financial statements.

                           NATIONAL SUPERSTARS, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                           June 30, 2003 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of June 30, 2003, the statements of operations and the statements of cash flows for the three month and nine month periods ended June 30, 2003 and 2002, have been prepared by National Superstars, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2003 and for all periods presented, have been made.

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

The Company generated no revenues during the quarter ended June 30, 2003, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 2003, the Company had no material commitments for capital expenditures.

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

(Date)                       December 15, 2003


BY(Signature)                /s/ Michael Schumacher
(Name and Title)             Michael Schumacher, Treasurer, Secretary
                             and Chief Financial Officer

(Date)                       December 15, 2003

                        CERTIFICATION PURSUANT TO
                          18 U.S.C. section1350,
                          AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of National Superstars, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Porath, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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



BY(Signature)                    /s/ Peter Porath
(Name and Title)                 Peter Porath President, Chief Executive Officer
(Date)                           December 15, 2003

                      CERTIFICATION PURSUANT TO
                        18 U.S.C. section1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of National Superstars, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Porath, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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