Form 10KSB
period 2003-09-30
NATIONAL SUPERSTARS INC
filed 2003-12-29
CIK 771556

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                 FORM 10-KSB

[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
              For the fiscal year ended - September 30, 2003

                                   OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

                   For the transition period from:

                  Commission file number: 2-98395-NY

                        NATIONAL SUPERSTARS, INC.
              --------------------------------------------
             (Name of Small Business Issuer in its charter)

         Nevada                                      93-0848208
------------------------------                 ---------------------
(State or other jurisdiction                     (I.R.S. Employer
incorporation or organization)                 Identification Number)

                   444 Park Forest Way, Wellington, FL 33414
                   -----------------------------------------
                    (Address of principal executive offices)

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

State the aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                    INDEX TO FINANCIAL STATEMENTS

                      NATIONAL SUPERSTARS, INC.
                    (A Development Stage Company)

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

          Statements of Cash Flows                                F-6

          Notes to Financial Statements                           F-7

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
National Superstars, Inc.
Wellington, Florida

We have audited the accompanying balance sheet of National
Superstars, Inc. (A Development Stage Company) as of September 30, 2003, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of National Superstars, Inc. (a development-stage company) as of September 30, 2003, and the results of its operations, changes in its stockholders' equity and its cash flows for the years ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has limited working capital and no active business operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Miller and McCollom
Certified Public Accountants
4350 Wadsworth Blvd., Suite 300
Wheat Ridge, CO 80033

December 1, 2003

                      NATIONAL SUPERSTARS, INC.
                    (A Development Stage Company)

                            BALANCE SHEET
                          September 30, 2003

                                ASSETS

Current Assets:
  Cash                                                      $     26,126
                                                            ------------
TOTAL ASSETS                                                $     26,126
                                                            ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:                                        $          -
                                                            ------------
   Total Current Liabilities
                                                                       -
                                                            ------------
TOTAL LIABILITIES                                                      -
                                                            ------------
Stockholders' Equity:
  Common stock, $.005 par value
   100,000,000 shares authorized,
   58,186,668 issued and outstanding                             290,933
  Additional Paid In Capital                                     141,136
  Accumulated (Deficit)                                         (282,069)
  Accumulated (Deficit) during development stage                (123,874)
                                                            -------------
TOTAL STOCKHOLDERS' EQUITY                                        26,126
                                                            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $     26,126
                                                            ============


The accompanying notes are an integral part of the financial statements.

                      NATIONAL SUPERSTARS, INC.
                    (A Development Stage Company)

                       STATEMENTS OF OPERATIONS


                                                             For the period
                                                              From July 1,
                                      For the Year Ended      2003 through
                                        September 30,         September 30,
                                     2003           2002           2003
                                   --------       --------    -------------
Revenue                           $        -     $        -     $        -
                                  ----------     ----------     ----------
Expenses:
  Stock issued for services          120,000              -        120,000
  Other                                3,874              -          3,874
                                  ----------     ----------     ----------
                                     123,874              -        123,874
                                  -----------    ----------     -----------
Net (Loss)                        $ (123,874)    $        -       (123,874)
                                  ===========    ==========     ===========
Per Share                         $        -     $        -     $        -
                                  ==========     ==========     ==========
Weighted Average Shares
  Outstanding                     58,186,668     28,186,668     58,186,668
                                  ==========     ==========     ==========




The accompanying notes are an integral part of the financial statements.

                      NATIONAL SUPERSTARS, INC.
                    (A Development Stage Company)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    For the Period from October 1, 2001 through September 30, 2003

                                                                                                    Accumulated
                                                                                                      (Deficit)
                                                                             Additional                During
                                Preferred  Stock      Common       Stock      Paid-in   Accumulated  Developement
                               No./Shares  Amount   No./Shares     Amount     Capital    (Deficit)     Stage       Total
                               ----------  ------   ----------     ------    ---------- -----------  ------------  -----
Balance at October 1, 2000            -    $   -    $28,186,668    $140,933   $141,136   $(282,069)   $        -  $       -

Net loss-yearended
September 30,2002                     -        -              -           -          -           -             -          -
                                -------    -----    -----------    --------   --------   ----------   ----------  ---------
Balance at September 30, 2002         -        -     28,186,668     140,933    141,136    (282,069)            -          -

Stock issued for services
and cash                              -        -     30,000,000     150,000          -           -             -    150,000

Net loss-year ended
September 30,2003                     -        -              -           -          -           -      (123,874)  (123,874)
                                -------    -----    -----------    --------   --------   ---------     ----------  ---------
Balance at September 30, 2003         -    $   -    58,186,668     $290,933   $141,136   $(282,069)     $123,874   $ 26,126
                                =======    =====    ==========     ========   ========   ==========    ==========  =========
The accompanying notes are an integral part of the financial statements.
                                   F-5





                      NATIONAL SUPERSTARS, INC.
                    (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS

                                                                 For the period
                                                                   From July 1,
                                        For the Year Ended        2003 through
                                     September 30,  September 30, September 30,
                                        2003           2002          2003
                                        ----           ----          ----
Cash Flows from Operating Activities:
 Net (Loss)                            $ (123,874)   $        -    $ (123,874)
 Adjustment to reconcile net (loss)
  to net cash provided by operating
    activities:
  Stock issued for services               120,000             -       120,000
                                       ----------    ----------    ----------
  Net Cash (Used in)
    Operating Activities                   (3,874)            -        (3,874)
                                       -----------   ----------    -----------

Cash Flows from Investing Activities            -             -             -
                                       ----------    ----------    ----------

Cash Flows from Financing Activities:
  Stock issued                             30,000             -        30,000
                                       ----------    ----------    ----------
Net Cash Provided by Financing
  Activities                               30,000             -        30,000

Increase (decrease) in Cash                26,126             -        26,126

Cash, Beginning of Period                       -             -             -
                                       ----------    ----------    ----------
Cash, End of Period                    $   26,126    $        -    $   26,126
                                       ==========    ==========    ==========
Interest Paid                          $        -    $        -    $        -
                                       ==========    ==========    ==========
Income Taxes Paid                      $        -    $        -    $        -
                                       ==========    ==========    ==========

The accompanying notes are an integral part of the financial statements.

                    NATIONAL SUPERSTARS, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                      September 30, 2003

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

                      NATIONAL SUPERSTARS, INC.
                    (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS
                         September 30, 2003

(1)  Summary of Accounting Policies, Continued
     -----------------------------------------
     (e)  Development Stage Company
          -------------------------
     National Superstars, Inc. is a developmental stage company as of July 1, 2003. The Company is subject to risks and uncertainties, including new product development, actions of competitors, reliance on the knowledge and skills of its employees to be able to service customers, and availability of sufficient capital and a limited operating history. Accordingly, the Company presents its financial statements in accordance with the accounting principles generally accepted in the United States of America that apply in establishing new operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the accumulated statement of operations and cash flows from inception of the development stage to the date on the current balance sheet. Contingencies exist with respect to this matter, the ultimate resolution of which cannot presently be determined.

     (f)  Recent Accounting Pronouncements
          --------------------------------
     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." The Statement is to be adopted for all business combinations initiated after June 30, 2001. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

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

     In August 2001, the FASB issued SFAS No. 143, "Accounting for
     Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The Company adopted this statement for the year ending December 31, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

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

                       NATIONAL SUPERSTARS, INC.
                    (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS
                        September 30, 2003

(1)  Summary of Accounting Policies, Continued
     -----------------------------------------
     (f)  Recent Accounting Pronouncements, Continued
          -------------------------------------------
     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

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

(g)  Risks and Uncertainties
     -----------------------
     The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to complete a business combination.

(h)  Revenue Recognition
     -------------------
The Company has had no revenue to date.

(i)  Cash and Cash Equivalents
     -------------------------
     The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

                     NATIONAL SUPERSTARS, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 2003

(1)  Summary of Accounting Policies, Continued
     -----------------------------------------
(j)  Fair Value of Financial Instruments
     -----------------------------------
     Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"),
     "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, cash equivalents, accounts payable-related party approximate their estimated fair values due to their short-term maturities.

(k)  Income taxes
     ------------
     The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for
     Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

(l)  Other
     -----
The Company has selected September 30 as its fiscal year end.

The company has paid no dividends.

No advertising expense has been incurred.

The Company consists of one reportable business segment.

The Company has not entered into any leases.

All of the Company's assets are located in the United States.

(2)  Income Taxes
     ------------
As of September 30, 2003, the Company has an estimated net operating loss carry forward of $124,000 to offset future taxable income. The net operating loss carry forward, if not used, will expire in the year ending September 30, 2023, and may be restricted if there is a change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

Significant components of the Company's net deferred income tax asset are as follows:

Net operating losses carry forward   $     22,900
Deferred income tax allowance             (22,900)
                                     -------------

Net deferred income tax asset                   -
                                     =============

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

Tax (benefit) at Federal statutory rate       (15.00)%
State tax (benefit) net of Federal benefit     (3.50)
Valuation allowance                            18.50
                                              --------
Tax provision (benefit)                        00.00

                       NATIONAL SUPERSTARS, INC.
                     (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS
                          September 30, 2003

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

                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

The following table sets forth certain information concerning each of the Company's directors and executive officers:

NAME                           AGE         POSITION

Peter Porath                   72          Chairman of the Board, President,
                                           Chief Executive Officer

Michael Schumacher             54          Treasurer, Secretary, Director and
                                           Chief Financial Officer

Anthony H. Hoffman             60          Director

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

(Date)                              December 15, 2003

BY(Signature)                       /s/ Peter Porath
(Name and Title)                    Peter Porath
                                    President, Chief Executive Officer

(Date)                              December 15, 2003
BY(Signature)                       /s/ Michael Schumacher
(Name and Title)                    Michael Schumacher
                                    Treasurer, Secretary and Chief
                                    Financial Officer

                       CERTIFICATION PURSUANT TO
                         18 U.S.C. section1350,
                         AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of National Superstars, Inc. (the "Company") on Form 10-KSB for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Porath, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



BY(Signature)                        /s/ Peter Porath
(Name and Title)                     Peter Porath
                                     President and Chief Executive Officer
(Date)                               December 15, 2003
<PAGE)

                        CERTIFICATION PURSUANT TO
                          18 U.S.C. section1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of National Superstars, Inc. (the "Company") on Form 10-KSB for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Schumacher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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