Form 10QSB
period 2003-12-31
NATIONAL SUPERSTARS INC
filed 2004-02-17
CIK 771556

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended December 31, 2003


                       Commission File Number: 2-98395-NY


                          National Superstars, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Nevada                                      93-0848208
-------------------------------              -------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


                 444 Park Forest Way, Wellington, FL  33414
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)


                             (561) 798-4294
                         -------------------------
                        (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___


As of February 13, 2003, the Registrant had 58,186,668 shares of common stock, $.005 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                INDEX
                                -----
                                                              Page
                                                             Number
                                                             ------
Part I.   Financial Information

     Item I.   Financial Statements

       Balance Sheet as of December 31, 2003
         (unaudited) and September 30, 2003                     2

       Statements of Operations, Three Months
         Ended December 31, 2003 and 2002 (unaudited)           3

       Statements of Cash Flows, Three Months
         Ended December 31, 2003 and 2002 (unaudited)           4

       Notes to Financial Statements                            5

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                     6

Part II.  Other Information                                     7

                          NATIONAL SUPERSTARS, INC.
                        (A Development Stage Company)
                               BALANCE SHEETS

                                 ASSETS

                                                 December 31,   September 30,
                                                     2003           2003
                                                 (Unaudited)    (See Note 1)
                                                ------------     -----------
Current Assets
Cash                                                 22,162          26,126
                                                -----------      ----------
  Total Assets                                  $    22,162      $   26,126
                                                ===========      ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                      9,188               -
                                                -----------      ----------
  Total Current Liabilities                           9,188               -
                                                -----------      ----------

Stockholders' Equity:
Common Stock, $.005 par value,
     100,000,000 shares authorized
     58,186,668 shares issued and
     outstanding                                    290,933         290,933
Additional paid-in capital                          141,136         141,136
Accumulated Equity                                 (282,069)       (282,069)
Accumulated Equity during development stage        (137,026)       (123,874)
                                                -----------      ----------
Total Stockholders' Equity                           12,974          26,126
                                                -----------      ----------

Total Liabilities and Stockholders' (Deficit)   $    22,162      $   26,126
                                                ===========      ==========













The accompanying notes are an integral part of the financial statements.

                           NATIONAL SUPERSTARS, INC.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                               For the Period
                                                                From July 1,
                                       Three Months Ended       2003 through
                                  December 31,   December 31,   December 31,
                                      2003           2002           2003

Revenues                          $          -   $         -   $         -
                                  ------------   -----------   -----------

Expenses
   Stock issued for services                 -             -       120,000
   Accounting and auditing               7,340             -         7,340
   Professional fees                     5,688             -         5,688
   Other                                   124             -         3,998
                                  ------------   -----------   -----------
                                        13,152             -       137,026
                                  ------------   -----------   -----------
Net (Loss)                        $    (13,152)            -      (137,026)
                                  ------------   -----------   -----------

Per Share                         $        nil   $       nil   $       nil
                                  ============   ===========   ===========

Weighted Average Number of Shares
 Outstanding                        58,186,668    28,186,668    58,186,668
                                  ============   ===========   ===========





















The accompanying notes are an integral part of the financial statements.

                           NATIONAL SUPERSTARS, INC.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                               For the Period
                                                                From July 1,
                                       Three Months Ended       2003 through
                                  December 31,   December 31,   December 31,
                                      2003           2002           2003
                                   -----------  -------------  -------------
Cash Flows from Operating
 Activities:
  Net (loss)                       $  (13,152)  $         -    $   (137,026)
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
     Increase in accounts
      payable                           9,188             -           9,188
     Stock issued for services              -             -         120,000
                                   ----------    ----------     -----------
Net Cash (Used in) Operating
 Activities                            (3,964)            -          (7,838)
                                   ----------    ----------     -----------

Cash Flows from Investing
 Activities                                 -             -               -
                                   ----------    ----------     -----------
Cash Flows from Financing
 Activities
   Stock issued                             -             -          30,000
                                   ----------    ----------     -----------
Net Cash Provided by Investing
 Activities                                 -             -          30,000
                                   ----------    ----------     -----------


Increase (Decrease) in Cash            (3,964)            -          22,162

Cash, Beginning of Period              26,126             -               -
                                   ----------    ----------     -----------
Cash, End of Period                $   22,162    $        -     $    22,162
                                   ==========    ==========     ===========
Interest Paid                      $        -    $        _     $         -
                                   ==========    ==========     ===========
Income Taxes Paid                  $        -    $        -     $         -
                                   ==========    ==========     ===========











The accompanying notes are an intergral part of the finacial statements.

                        NATIONAL SUPERSTARS, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                     December 31, 2003 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of December 31, 2003, the statements of operations and the statements of cash flows for the three month periods ended December 31, 2003 and 2002, have been prepared by National Superstars, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ending December 31, 2003 are not necessarily indicative of results expected for the full year ending September 30, 2004. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2003 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the September 30, 2003 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange
Commission.

(2)   Basis of Presentation - Going Concern

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

                                 ITEM 2

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, changes in laws and regulations, and risks related to merger and acquisition activities. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Overview

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

Results of Operations

The Company generated no revenues during the quarter ended
December 31, 2003, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At December 31, 2003, the Company had no material commitments for capital expenditures.

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

(Registrant)                   National Superstars, Inc.




BY(Signature)                  /s/Peter Porath
(Name and Title)               Peter Porath, President,
                               Chief Executive Officer
(Date)                         February 13, 2004




BY(Signature)                  /s/Micheal Schumacher
(Name and Title                Michael Schumacher, Treasurer, Secretary
                               and Chief Financial Officer
(Date)                         February 13, 2004