Form 10QSB
period 2004-03-31
NATIONAL SUPERSTARS INC
filed 2004-05-19
CIK 771556

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                  FORM 10-QSB




             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                   For the quarterly period ended March 31, 2004


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

                            Yes X             No___


As of March 18, 2004, the Registrant had 58,186,668 shares of common stock, $.005 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X






                                    INDEX

                                                                      Page
                                                                     Number
                                                                     ------

Part I. Financial Information

     Item I.   Financial Statements

               Balance Sheets as of March 31, 2004
               (unaudited) and September 30, 2003 ....................  3

               Statements of Operations, Three Months
               Ended March 31, 2004 and 2003 (unaudited) .............  4

               Statements of Operations, Six Months
               Ended March 31, 2004 and 2003 (unaudited) .............  5

               Statements of Cash Flows, Six Months
               Ended March 31, 2004 and 2003 (unaudited) .............  6

               Notes to Financial Statements .........................  7

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations ............................................  8

Part II.  Other Information ..........................................  9

Signatures ........................................................... 10

                            NATIONAL SUPERSTARS, INC.
                         (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS

                                                  March 31,     September 30,
                                                    2004            2003
                                                 (Unaudited)    (See Note 1)
                                                ------------     -----------

Current Assets
  Cash                                                6,642          26,126
                                                -----------      ----------
     Total Assets                               $     6,642      $   26,126
                                                ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:                                    150               -
                                                -----------      ----------
     Total Current Liabilities                          150               -
                                                -----------      ----------

Stockholders' Equity:

Common Stock, $.005 par value,
  75,000,000 shares authorized
  28,186,668 shares issued and
  outstanding                                       290,933         290,933
Additional paid-in capital                          141,136         141,136
Accumulated (deficit)                              (282,069)       (282,069)
Accumulated (deficit) during development stage     (143,508)       (123,874)
                                                -----------      ----------
     Total Stockholders' Equity                       6,492          26,126
                                                -----------      ----------
     Total Liabilities and Stockholders'
       Equity                                   $     6,642      $   26,126
                                                ===========      ==========














The accompanying notes are an integral part of the financial statements.

                           NATIONAL SUPERSTARS, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Three Months Ended
                                               March 31,      March 31,
                                                 2004           2003
                                               ----------    ----------

Revenues                                       $        -    $        -
                                               ----------    ----------

Expenses
  Stock issued for services                             -             -
  Accounting and auditing                           1,150             -
  Professional fees                                 5,182             -
  Other                                               150             -
                                               ----------    ----------
                                                    6,482             -
                                               ----------    ----------
Net (Loss)                                     $   (6,482)            -
                                               ----------    ----------

Per Share                                      $      nil    $      nil
                                               ==========    ==========

Weighted Average Number of Shares
 Outstanding                                   58,186,668    28,186,668
                                               ==========    ==========


























The accompanying notes are an integral part of the financial statements.

                           NATIONAL SUPERSTARS, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                              For the Period
                                                               From July 1,
                                        Six Months Ended       2003 through
                                    March 31,      March 31,     March 31,
                                      2004           2003          2004
                                  -----------    -----------   -------------

Revenues                          $         -    $         -   $         -
                                  -----------    -----------   -----------

Expenses
  Stock issued for services                 -              -       120,000
  Accounting and auditing               8,490              -         8,490
  Professional fees                    10,870              -        10,870
  Other                                   274              -         4,148
                                  -----------    -----------   -----------
                                       19,634              -       143,508
                                  -----------    -----------   -----------
Net (Loss)                        $   (19,634)             -      (143,508)
                                  -----------    -----------   -----------

Per Share                         $       nil    $       nil   $       nil
                                  ===========    ===========   ===========

Weighted Average Number of Shares
 Outstanding                       58,186,668     28,186,668    58,186,668
                                  ===========    ===========   ===========
























The accompanying notes are an integral part of the financial statements.

                           NATIONAL SUPERSTARS, INC.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             For the Period
                                                               From July 1,
                                     Six Months Ended         2003 through
                                  March 31,     March 31,       March 31,
                                    2003          2002            2003
                                 ----------     ---------    --------------

Cash Flows from Operating
 Activities:
  Net (loss)                     $(19,634)      $       -       $(143,508)
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
     Increase in accounts
      payable                         150               -             150
     Stock issued for services          -               -         120,000
                                 --------       ---------       ---------
Net Cash (Used in) Operating
 Activities                       (19,484)              -         (23,358)
                                 --------       ---------       ---------

Cash Flows from Investing
 Activities                             -               -               -
                                 --------       ---------       ---------
Cash Flows from Financing
 Activities
   Stock issued                         -               -          30,000
                                 --------       ---------       ---------
Net Cash Provided by Investing
 Activities                             -               -          30,000
                                 --------       ---------       ---------


Increase (Decrease) in Cash       (19,484)              -           6,642

Cash, Beginning of Period          26,126               -               -
                                 --------       ---------       ---------
Cash, End of Period              $  6,642       $       -       $   6,642
                                 ========       =========       =========
Interest Paid                    $      -       $       -       $       -
                                 ========       =========       =========
Income Taxes Paid                $      -       $       -       $       -
                                 ========       =========       =========







The accompanying notes are an integral part of the financial statements.

                            NATIONAL SUPERSTARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            March 31, 2004 (Unaudited)

(1)  Unaudited Financial Statements

The balance sheet as of March 31, 2004, the statements of operations and the statements of cash flows for the three month and six month periods ended March 31, 2004 and 2003, have been prepared by National Superstars, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2004 and for all periods presented, have been made.

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

Results of Operations

The Company generated no revenues during the quarter ended March 31, 2004, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 2004, the Company had no material commitments for capital expenditures.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

     31.1   Certification of Chief Executive      Filed herewith
            Officer pursuant to Section 302 of    electronically
            the Sarbanes-Oxley Act of 2002

     31. 2  Certification of Chief Financial      Filed herewith
            Officer pursuant to Section 302 of    electronically
            the Sarbanes-Oxley Act of 2002

     32.1   Certification of Chief Executive      Filed herewith
            Officer pursuant to 18 U.S.C.         electronically
            Section 1350

     32.2   Certification of Chief Financial      Filed herewith
            Officer pursuant to 18 U.S.C.         electronically
            Section 1350

     (b) Reports on Form 8-K.

         None.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NATIONAL SUPERSTARS, INC.




                                   By /s/ Peter Porath
                                     Peter Porath, President
                                     Chief Executive Officer

Date:  May 18, 2004


                                   By /s/ Michael Schumacher
                                      Michael Schumacher
                                      Treasurer, Secretary and
                                      Chief Financial Officer

Date:  May 18, 2004