Form 10-Q/A
period 2004-03-31
NATIONAL SUPERSTARS INC
filed 2004-06-03
CIK 771556

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1





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

Stockholders' Equity:

Common Stock, $.005 par value,
  75,000,000 shares authorized
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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

     31.1   Certification of Chief Executive      Previously filed
            Officer pursuant to Section 302 of
            the Sarbanes-Oxley Act of 2002

     31. 2  Certification of Chief Financial      Previously filed
            Officer pursuant to Section 302 of
            the Sarbanes-Oxley Act of 2002

     32.1   Certification of Chief Executive      Previously filed
            Officer pursuant to 18 U.S.C.
            Section 1350

     32.2   Certification of Chief Financial      Previously filed
            Officer pursuant to 18 U.S.C.
            Section 1350

     (b) Reports on Form 8-K.

         None.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NATIONAL SUPERSTARS, INC.




                                   By /s/ Peter Porath
                                     Peter Porath, President
                                     Chief Executive Officer

Date:  June 3, 2004


                                   By /s/ Michael Schumacher
                                      Michael Schumacher
                                      Treasurer, Secretary and
                                      Chief Financial Officer

Date:  June 3, 2004