Form 10QSB
period 2004-06-30
NATIONAL SUPERSTARS INC
filed 2004-08-19
CIK 771556

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                 FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2004


                       Commission File Number: 2-98395-NY


                          National Superstars, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Nevada                                        93-0848208
----------------------------                --------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


                 444 Park Forest Way, Wellington, FL  33414
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

                            Yes X             No___


As of June 30, 2004, the Registrant had 58,186,668 shares of common stock, $.005 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes __    No X









                                     INDEX

                                                                 Page
                                                                Number

Part I.   Financial Information

     Item I.  Financial Statements

              Balance Sheets as of June 30, 2004
              (unaudited) and September 30, 2003 .............    3

              Statements of Operations, Three Months
              Ended June 30, 2004 and 2003 (unaudited)........    4

              Statements of Operations, Nine Months
              Ended June 30, 2004 and 2003 (unaudited) .......    5

              Statements of Cash Flows, Nine Months
              Ended June 30, 2004 and 2003 (unaudited) .......    6

              Notes to Financial Statements ..................    7

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations .....................................    8

Part II.  Other Information ..................................    9

Signatures ...................................................   10

                  PART I.  FINANCIAL INFORMATION

                  ITEM I.  FINANCIAL STATEMENTS


                          NATIONAL SUPERSTARS, INC.
                        (A Development Stage Company)
                               BALANCE SHEETS

                                                June 30,      September 30,
                                                  2004            2003
                                              ------------    -------------
                                               (Unaudited)    (See Note 1)
                    ASSETS

Current Assets
  Cash                                          $   5,041       $  26,126
                                                ---------       ---------
     Total Assets                               $   5,041       $  26,126
                                                =========       =========

  LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:                                  282            -
                                                ---------       ---------
     Total Current Liabilities                        282            -
                                                ---------       ---------

Stockholders' (Deficit):
 Common Stock, $.005 par value,
   75,000,000 shares authorized
   58,186,668 shares issued and
   outstanding                                    290,933         290,933
 Additional paid-in capital                       141,136         141,136
 Accumulated (deficit)                           (282,069)       (282,069)
 Accumulated (deficit) during development
  stage                                          (145,241)       (123,874)
                                                ---------       ---------
     Total Stockholders' (Deficit)                  4,759          26,126
                                                ---------       ---------
     Total Liabilities and Stockholders'
      (Deficit)                                 $   5,041       $  26,126
                                                =========       =========













The accompanying notes are an integral part of the financial statements.

                           NATIONAL SUPERSTARS, INC.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                     Three Months Ended
                                                   June 30,      June 30,
                                                     2004          2003
                                                  ----------    ----------

Revenues                                          $     -       $     -
                                                  ----------    ----------

Operating Expenses
  Accounting and auditing                              1,534          -
  Professional fees                                       97          -
  Other                                                  102          -
                                                  ----------    ----------
     Total Operating Expenses                          1,733          -
                                                  ----------    ----------

Net (Loss)                                        $   (1,733)         -
                                                  ----------    ----------

Per Share                                         $      nil    $      nil
                                                  ==========    ==========

Weighted Average Number of Shares Outstanding     58,186,668    58,186,668
                                                  ==========    ==========

























The accompanying notes are an integral part of the financial statements.

                          NATIONAL SUPERSTARS, INC.
                       (A Development Stage Company)
                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                              For the Period
                                                               From July 1,
                                      Nine Months Ended        2003 through
                                   June 30,       June 30,        June 30,
                                     2004           2003            2004
                                 ------------   -----------   --------------

Revenues                         $          -   $         -   $            -
                                 ------------   -----------   --------------

Operating Expenses:
   Stock issued for services                -             -          120,000
   Accounting and auditing             10,024             -           10,024
   Professional fees                   10,967             -           10,967
   Other                                  376             -            4,250
                                 ------------   -----------   --------------
Total Operating Expenses               21,367             -          145,241
                                 ------------   -----------   --------------

Net (Loss)                       $    (21,367)            -         (145,241)
                                 ------------   -----------   --------------

Per Share                        $        nil   $       nil   $          nil
                                 ============   ===========   ==============

Weighted Average Number of
 Shares Outstanding                58,186,668    28,186,668       58,186,668
                                 ============   ===========   ==============























The accompanying notes are an integral part of the financial statements.

                          NATIONAL SUPERSTARS, INC.
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                              For the Period
                                                               From July 1,
                                      Nine Months Ended        2003 through
                                    June 30,     June 30,        June 30,
                                      2004         2003            2004
                                  -----------   -----------   --------------

Cash Flows from Operating
 Activities:
  Net (loss)                       $  (21,367)  $         -    $   (145,241)
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
     Increase in accounts
      payable                             282             -             282
     Stock issued for services              -             -         120,000
                                   ----------    ----------     -----------
Net Cash (Used in) Operating
 Activities                           (21,085)            -         (24,959)
                                   ----------    ----------     -----------

Cash Flows from Investing
 Activities                                 -             -               -
                                   ----------    ----------     -----------
Cash Flows from Financing
 Activities
   Stock issued                             -             -          30,000
                                   ----------    ----------     -----------
Net Cash Provided by Investing
 Activities                                 -             -          30,000
                                   ----------    ----------     -----------


Increase (Decrease) in Cash           (21,085)            -           5,041

Cash, Beginning of Period              26,126             -               -
                                   ----------    ----------     -----------
Cash, End of Period                $    5,041    $        -     $     5,041
                                   ==========    ==========     ===========
Interest Paid                      $        -    $        -     $         -
                                   ==========    ==========     ===========
Income Taxes Paid                  $        -    $        -     $         -
                                   ==========    ==========     ===========







The accompanying notes are an integral part of the financial statements.

                           NATIONAL SUPERSTARS, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                           June 30, 2004 (Unaudited)


(1)  Unaudited Financial Statements

The balance sheet as of June 30, 2004, the statements of operations and the statements of cash flows for the three month and nine month periods ended June 30, 2004 and 2003, have been prepared by National Superstars, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2004 and for all periods presented, have been made.

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

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


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

Results of Operations

The Company generated no revenues during the quarter ended June 30, 2004, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 2004, the Company had no material commitments for capital expenditures.

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

                                     NATIONAL SUPERSTARS, INC.



                                     By: /s/ Peter Porath
                                         Peter Porath, President,
                                         Chief Executive Officer

Date:  August 18, 2004

                                     By: /s/ Michael Schumacher
                                         Michael Schumacher, Treasurer,
                                         Secretary and Chief Financial
                                         Officer

Date:  August 18, 2004