Form 10KSB
period 2004-09-30
NATIONAL SUPERSTARS INC
filed 2004-12-02
CIK 771556

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended - September 30, 2004

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from:

                       Commission file number: 2-98395-NY

                             NATIONAL SUPERSTARS, INC.
                 (Name of Small Business Issuer in its charter)

            Nevada                                      93-0848208
(State or other jurisdiction                        (I.R.S. Employer
incorporation or organization)                    Identification Number)

                   444 Park Forest Way, Wellington, FL 33414
                   (Address of principal executive offices)

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

                 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 59,980,000 as of December 1, 2004.

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

In June 2003, the Board, consisting solely of Anthony H. Hoffman, appointed two new members and officers, Michael Schumacher and Peter Porath, shareholders of the firm, Pride Equities, Inc. (Pride). Management then secured the services of Pride., a consulting firm which is expected to assist the Company in its efforts to salvage value for the benefit of its shareholders. The Company has opted to become a "blank check" company and to further engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pride contributed $30,000 as paid in capital to the Company to pay for the costs of current accounting and filings with the Securities and Exchange Commission, so as to reactivate the Company as a reporting company. Pride has also agreed to advise the Company as to potential business combinations. In consideration for these services and capital contribution(s), the Company issued Pride 30,000,000 shares of its common stock representing approximately 50% of its common stock outstanding as of September 30, 2003.

Pursuant to the Articles of Incorporation, the Company is authorized to issue 100,000,000 shares of common stock with a par value of $.005. Each holder of the common stock shall be entitled to one vote for each share of common stock held. As of September 30, 2004, there are 59,980,000 shares of common stock outstanding.

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

(b) Holders.

As of September 30, 2004, there were approximately 570 holders of the Company's Common Stock.

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

Liquidity and Capital Resources.

From the Company's date of inception until July 1, 2003, the Company had issued and outstanding an aggregate of 28,186,668 shares of its common stock. On July 1, 2003, the Company issued 30,000,000 shares, which amount is included in the aggregate 59,980,000 issued and outstanding at September 30, 2004, for services rendered or to be rendered and a capital contribution of $30,000. As further consideration, the receiving company has agreed to provide future consultation to assist the Company in either starting a new business or locating a business combination. It is the opinion of the management that the fair value of stock issued for future services is $150,000. The measurement date for the issuance of stock was July 1, 2003.

The Company has no operating history as a "blank check" company and no material assets.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
___________________________________________________________________________

                        INDEX TO FINANCIAL STATEMENTS

                           NATIONAL SUPERSTARS, INC.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                     with

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                                                      Page

     Report of Independent Registered Public Accounting Firm .......  F-2

     Financial Statements:

          Balance Sheet ............................................  F-3

          Statements of Operations .................................  F-4

          Statement of Changes in Stockholders' Equity .............  F-5

          Statements of Cash Flows .................................  F-6

          Notes to Financial Statements ............................  F-7

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
National Superstars, Inc.
Wellington, Florida

We have audited the accompanying balance sheet of National Superstars, Inc. (A Development Stage Company) as of September 30, 2004, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 2004 and 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of National Superstars, Inc. (a development-stage company) as of September 30, 2004, and the results of its operations, changes in its stockholders' equity and its cash flows for the years ended September 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Miller and McCollom

Miller and McCollom
Certified Public Accountants
4350 Wadsworth Blvd., Suite 300
Wheat Ridge, CO 80033

November 23, 2004

                          NATIONAL SUPERSTARS, INC.
                       (A Development Stage Company)

                                BALANCE SHEET
                             September 30, 2004

                                   ASSETS

Current Assets:
  Cash                                                   $   3,054
                                                         ---------
TOTAL ASSETS                                             $   3,054
                                                         =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:                                     $    -
                                                         ---------
     Total Current Liabilities                                -
                                                         ---------
TOTAL LIABILITIES                                             -
                                                         ---------

Stockholders' Equity:
  Common stock, $.005 par value
   100,000,000 shares authorized,
   59,980,000 issued and outstanding                       299,900
  Additional Paid In Capital                               141,136
  Accumulated (Deficit)                                   (282,069)
  Accumulated (Deficit) during development stage          (155,913)
                                                         ---------

TOTAL STOCKHOLDERS' EQUITY                                   3,054
                                                         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   3,054
                                                         =========



























The accompanying notes are an integral part of the financial statements.

                          NATIONAL SUPERSTARS, INC.
                        (A Development Stage Company)

                          STATEMENTS OF OPERATIONS

                                                            For the period
                                                             From July 1,
                                    For the Year Ended       2003 through
                                       September 30,         September 30,
                                     2004         2003            2004
                                  -----------   ----------   -------------

Revenue                           $     -       $     -        $     -

Expenses:
 Stock issued for services             8,967       120,000        128,967
 Accounting and legal                 17,184          -            17,184
 Professional fees                     5,317         2,715          8,032
 Other                                   571         1,159          1,730
                                  ----------    ----------     ----------
                                      32,039       123,874        155,913
                                  ----------    ----------     ----------
Net (Loss)                        $  (32,039)   $ (123,874)    $ (155,913)
                                  ==========    ==========     ==========

Per Share                         $     -       $     -        $     -
                                  ==========    ==========     ==========

Weighted Average Shares
 Outstanding                      58,293,863    58,186,668     52,298,776
                                  ==========    ==========     ==========































The accompanying notes are an integral part of the financial statements.

                          NATIONAL SUPERSTARS, INC.
                        (A Development Stage Company)

                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      For the Period from October 1, 2001 through September 30, 2004


                                                                                         Accumu-
                                                                                          lated
                                                                    Addi-                (Deficit)
                      Preferred             Common                  tional   Accumu-      During
                        No./      Stock       No./       Stock      Paid-in  lated      Development
                       Shares     Amount    Shares       Amount     Amount   (Deficit)     Stage       Total
                      ---------   ------   ----------   --------   --------  ---------  -----------  ---------
Balance at
October 1, 2001           -       $ -      28,186,668   $140,933   $141,136  $(282,069)  $    -      $    -

Net loss-year ended
September 30, 2002        -         -            -          -          -          -           -           -
                      ---------   ------   ----------   --------   --------  ---------  ----------   ---------
Balance at
September 30, 2002        -         -      28,186,668    140,933    141,136   (282,069)       -           -

Stock issued for
services and cash         -         -      30,000,000    150,000       -          -           -        150,000

Net loss-year ended
September 30, 2003        -         -            -          -          -          -       (123,874)   (123,874)
                      ---------   ------   ----------   --------   --------  ---------  ----------   ---------

Balance at
September 30, 2003        -         -      58,186,668    290,933    141,136   (282,069)   (123,874)     26,126

Stock issued for
services                  -         -       1,793,332      8,967       -          -           -          8,967

Net loss-year ended
September 30, 2004        -         -            -          -          -          -        (32,039)    (32,039)
                      ---------   ------   ----------   --------   --------  ---------  ----------   ---------

Balance at
September 30, 2004        -       $ -      59,980,000   $299,900   $141,086  $(282,069) $ (155,913)  $   3,054
                      =========   ======   ==========   ========   ========  =========  ==========   =========
























The accompanying notes are an integral part of the financial statements.

                          NATIONAL SUPERSTARS, INC.
                        (A Development Stage Company)

                          STATEMENTS OF CASH FLOWS

                                                            For the period
                                                             From July 1,
                                    For the Year Ended       2003 through
                                       September 30,         September 30,
                                     2004         2003            2004
                                  -----------   ----------   -------------

Cash Flows from Operating
Activities:
 Net (Loss)                         $ (32,039)  $ (123,874)    $(155,913)
 Adjustment to reconcile
  net (loss) to net cash
  provided by operating
  activities:
   Stock issued for services            8,967      120,000       128,967
                                    ---------   ----------     ---------
  Net Cash (Used in) Operating
   Activities                         (23,072)      (3,874)      (26,946)
                                    ---------   ----------     ---------

Cash Flows from Investing
Activities                               -            -             -
                                    ---------   ----------     ---------
Cash Flows from Financing
Activities:
 Stock issued                            -          30,000        30,000
                                    ---------   ----------     ---------
Net Cash Provided by
Financing Activities                     -          30,000        30,000

Increase (decrease) in Cash           (23,072)      26,126         3,054

Cash, Beginning of Period              26,126         -             -
                                    ---------   ----------     ---------
Cash, End of Period                 $   3,054   $   26,126     $   3,054
                                    =========   ==========     =========

Interest Paid                       $    -      $     -        $    -
                                    =========   ==========     =========
Income Taxes Paid                   $    -      $     -        $    -
                                    =========   ==========     =========

















The accompanying notes are an integral part of the financial statements.

                          NATIONAL SUPERSTARS, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                              September 30, 2004

(1)  Summary of Accounting Policies, and Description of Business

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

                          NATIONAL SUPERSTARS, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                              September 30, 2004

(1)  Summary of Accounting Policies, Continued

     (e)  Development Stage Company

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

     (f)  Recent Accounting Pronouncements

     There were various accounting standards and interpretations issued during 2004 and 2003, none of which are expected to have a material impact on the Company's consolidated financial position, operations, or cash flows.

     (g)  Risks and Uncertainties

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

     (j)  Fair Value of Financial Instruments

     The Company discloses fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash and cash equivalents approximate their estimated fair values due to their short-term maturities.

                          NATIONAL SUPERSTARS, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 2004

(1)  Summary of Accounting Policies, Continued

     (k)  Income taxes

     The Company recognizes deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

     (l)  Other

     The Company has selected September 30 as its fiscal year end.

     The Company has paid no dividends.

     No advertising expense has been incurred.

     The Company consists of one reportable business segment.

     The Company has not entered into any leases.

     All of the Company's assets are located in the United States.

(2)  Income Taxes

As of September 30, 2004, the Company has an estimated net operating loss carry forward of $147,000 to offset future taxable income. The net operating loss carry forward, if not used, will expire in the year ending September 30, 2024, and may be restricted if there is a change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

Significant components of the Company's net deferred income tax asset are as follows:

     Net operating losses carry forward         $  27,200
     Deferred income tax allowance                (27,200)
                                                ---------
     Net deferred income tax asset                   -
                                                =========

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) for the years ended September 30, 2003 and 2002 is as follows:

     Tax (benefit) at Federal statutory rate      (15.00)%
     State tax (benefit) net of Federal benefit    (3.50)
     Valuation allowance                           18.50
                                                  ------
     Tax provision (benefit)                         -

                          NATIONAL SUPERSTARS, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 2004

(3)  Common Stock Issued

The Company initially issued 1,200,000 shares of its common stock for $50,000. During October 1985, the Company completed a public offering pursuant to a registration on Form S-18 under the Securities Act of 1933, in the offering to the public of 2,000,000 shares at $.15 per share totaling $300,000. Net proceeds to the Company after deducting costs of the offering of $84,884,
amounted to $215,117.    On February 3, 1986, the Company issued 24,800,000
shares of restricted stock to the stockholders of National Superstar, Inc. (Acquiree), a California corporation in exchange for all of the outstanding common stock of Acquiree. The 24,800,000 shares represented 86% of the 28,800,000 shares of common stock then outstanding. The Company also issued 800,000 shares of restricted stock at par value as a finder's fee in connection with this transaction. Subsequent to February 3, 1986, the outstanding common shares were reduced from 28,800,000 to 28,186,668, a reduction of 613,332.

During September 2003, the Company issued 30,000,000 shares of its common stock, representing 50% of its common stock outstanding at September 30, 2003. In consideration of the issuance of the 30,000,000 shares of common stock, the receiving company contributed $30,000 to the Company and has agreed to provide further consultation to assist the Company in locating a business combination candidate, and to assist in preparation of documents necessary to resume filing of reporting documentation with the SEC. This transaction resulted in a change in control of the Company.

During September 2004, the Company issued 1,793,332 shares of its common stock for services valued at $8,967.

(4)  Reverse Split

Effective February 5, 1986, the Company effected a one for five reverse split. All references to stock outstanding have been retroactively adjusted as if the reverse split had taken place on the earliest date shown.

__________________________________________________________________________

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

The following table sets forth certain information concerning each of the Company's directors and executive officers:

       NAME               AGE                        POSITION

Peter Porath              73             Chairman of the Board, President,
                                         Chief Executive Officer

Michael Schumacher        55             Treasurer, Secretary, Director and
                                         Chief Financial Officer

Anthony H. Hoffman        61             Director

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information as of September 30, 2004 regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each Director and executive officer of the Company and (iii) by all executive officer and Directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

NAME AND ADDRESS                      NUMBER OF               PERCENTAGE
                                     SHARES OWNED             OF SHARES
                                    OR CONTROLLED               OWNED

Anthony H. Hoffman                    10,000,000                 17%
Ventura, California

Michael Schumacher, beneficially
Through Pride Equities, Inc.          30,000,000                 50%
Denver, Colorado

All Officers and Directors as
a Group                               40,000,000                 67%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In July 2003, The Board, consisting solely of Anthony H. Hoffman, appointed two new members and officers, Michael Schumacher and Peter Porath, shareholders of the firm. Pride Equities, Inc. (Pride) and management likewise secured the services of Pride, a consulting firm, which is expected to assist the company in its efforts to salvage value for the benefit of its shareholders. The Company has opted to become a "blank check" company and to further engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pride contributed $30,000.00 as paid in capital to the Company to pay costs of current accounting and filings with the Securities and Exchange Commission so as to reactivate the Company as a reporting company. Pride has also agreed to advise the Company as to potential business combinations. In consideration for these services and the capital contribution(s), the Company issued Pride 30,000,000 shares of its common stock, representing 50% of its common stock outstanding as of September 30, 2003.

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

      31.1    Certification of Chief Executive         Filed herewith
              Officer pursuant to Section 302 of       electronically
              the Sarbanes-Oxley Act of 2002

      31.2    Certification of Chief Financial         Filed herewith
              Officer pursuant to Section 302 of       electronically
              the Sarbanes-Oxley Act of 2002

      32.1    Certification of Chief Executive         Filed herewith
              Officer pursuant to 18 U.S.C.            electronically
              Section 1350

      32.2    Certification of Chief Financial         Filed herewith
              Officer pursuant to 18 U.S.C.            electronically
              Section 1350

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

(a)  AUDIT FEES.

Our principal accountant, Miller and McCollom, billed us aggregate fees in the amount of approximately $10,100 for the fiscal year ended September 30, 2004. This amount was billed for professional services that Miller and McCollom provided for the audit of our annual financial statement and the review of the financial statements included in our reports on 10-KSB and 10-QSB.

(b)  TAX FEES

No taxes were billed for fiscal year ended September 30, 2004 for tax compliance, tax advice, and tax planning.

(c)  ALL OTHER FEES

There were no other professional and consulting fees for the fiscal year ended September 30, 2004.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NATIONAL SUPERSTARS, INC.


Date: December 1, 2004        By: /s/ Peter Porath
                                   Peter Porath
                                   President, Chief Executive Officer


                               By: /s/ Michael Schumacher
                                   Michael Schumacher
                                   Treasurer, Secretary and Chief
                                   Financial Officer