Form 10QSB
period 2004-12-31
NATIONAL SUPERSTARS INC
filed 2005-02-16
CIK 771556

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                               FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended December 31, 2004


                       Commission File Number: 2-98395-NY


                          National Superstars, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Nevada                                        93-0848208
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


                  444 Park Forest Way, Wellington, FL  33414
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


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

                            Yes X             No___


As of February 9, 2005, the Registrant had 59,980,000 shares of common stock, $.005 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X










                                    INDEX
                                                               Page
                                                              Number

Part I.       Financial Information

     Item 1.  Financial Statements

               Balance Sheet as of December 31, 2004
               (unaudited) and September 30, 2004               3

               Statements of Operations, Three Months
               Ended December 31, 2004 and 2003 (unaudited)     4

               Statements of Cash Flows, Three Months
               Ended December 31, 2004 and 2003 (unaudited)     5

               Notes to Financial Statements                    6

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                       8

Part II.  Other Information                                     9

Signatures                                                     10

                          NATIONAL SUPERSTARS, INC.
                         (A Development Stage Company)
                               BALANCE SHEETS

                                 ASSETS

                                                 December 31,   September 30,
                                                     2004           2004
                                                 (Unaudited)    (See Note 1)
                                                ------------    -------------

Current Assets
Cash                                                    434           3,054
                                                -----------      ----------
  Total Assets                                  $       434      $    3,054
                                                ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable                                        383               -
                                                -----------      ----------
  Total Current Liabilities                             383               -
                                                -----------      ----------

Stockholders' (Deficit):
Common Stock, $.005 par value,
  100,000,000 shares authorized
  59,980,000 shares issued and
  outstanding                                       299,900         299,900
Additional paid-in capital                          141,136         141,136
Accumulated (deficit)                              (282,069)       (282,069)
Accumulated (deficit) during development stage     (158,916)       (155,913)
                                                -----------      ----------
Total Stockholders' (Deficit)                            51           3,054
                                                -----------      ----------

Total Liabilities and Stockholders' (Deficit)   $       434      $    3,054
                                                ===========      ==========


















The accompanying notes are an integral part of the financial statements.

                           NATIONAL SUPERSTARS, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                               For the Period
                                                                From July 1,
                                       Three Months Ended       2003 through
                                  December 31,   December 31,   December 31,
                                      2004           2003           2004
                                  ------------   ------------  --------------

Revenues                          $          -   $         -   $         -
                                  ------------   -----------   -----------

Expenses
   Stock issued for services                 -             -       128,967
   Accounting and auditing               2,790         7,340        19,974
   Professional fees                         -         5,688         8,032
   Other                                   213           124         1,943
                                  ------------   -----------   -----------
                                         3,003        13,152       158,916
                                  ------------   -----------   -----------
Net (Loss)                        $     (3,003)      (13,152)     (158,916)
                                  ------------   -----------   -----------

Per Share                         $        nil   $       nil   $       nil
                                  ============   ===========   ===========

Weighted Average Number of Shares
 Outstanding                        58,329,446    58,186,668    58,567,408
                                  ============   ===========   ===========



























The accompanying notes are an integral part of the financial statements.

                           NATIONAL SUPERSTARS, INC.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                               For the Period
                                                                From July 1,
                                       Three Months Ended       2003 through
                                  December 31,   December 31,   December 31,
                                      2004           2003           2004
                                  ------------   ------------  --------------

Cash Flows from Operating
 Activities:
  Net (loss)                       $   (3,003)  $   (13,152)   $   (158,916)
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
     Increase in accounts
      payable                             383         9,188             383
     Stock issued for services              -             -         128,967
                                   ----------    ----------     -----------
Net Cash (Used in) Operating
 Activities                            (2,620)       (3,964)        (29,566)
                                   ----------    ----------     -----------

Cash Flows from Investing
 Activities                                 -             -               -
                                   ----------    ----------     -----------
Cash Flows from Financing
 Activities
   Stock issued                             -             -          30,000
                                   ----------    ----------     -----------
Net Cash Provided by Investing
 Activities                                 -             -          30,000
                                   ----------    ----------     -----------


Increase (Decrease) in Cash            (2,620)            -             434

Cash, Beginning of Period               3,054             -               -
                                   ----------    ----------     -----------
Cash, End of Period                $      434    $        -     $       434
                                   ==========    ==========     ===========
Interest Paid                      $        -    $        -     $         -
                                   ==========    ==========     ===========
Income Taxes Paid                  $        -    $        -     $         -
                                   ==========    ==========     ===========







The accompanying notes are an integral part of the financial statements.

                           NATIONAL SUPERSTARS, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                         December 31, 2004 (Unaudited)


(1)  Unaudited Financial Statements

The balance sheet as of December 31, 2004, the statements of operations and the statements of cash flows for the three month periods ended December 31, 2004 and 2003, have been prepared by National Superstars, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ending December 31, 2004 are not necessarily indicative of results expected for the full year ending September 30, 2005. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2004 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the September 30, 2004 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

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

(3)  Subsequent Event

On January 4, 2005, the Company entered into an Agreement and Plan of Merger with MSO Holdings, Inc., a Delaware corporation ("Holdings"), for the purpose of changing the registrant's domicile from Nevada to Delaware (the "Reincorporation").

As a result of the Reincorporation : (i) the Company will be merged with and into Holdings, (ii) Holdings will survive the Reincorporation as the successor in interest and the successor issuer of the Company, (iii) the Certificate of Incorporation of Holdings and the Bylaws of Holdings will survive the Reincorporation and continue as the governing documents of the surviving entity, and (iv) each share of the Company's common stock will represent and become exchangeable for .005 shares of Holdings common stock, with each certificate representing shares of the Company's common stock currently outstanding thereafter representing such number of shares of the Company's common stock set forth on such certificate multiplied by .005, rounded up to the nearest 100 shares.

On January 4, 2005, the Company also entered into an Agreement and Plan of Merger with MSO Medical, Inc., a Delaware corporation ("MSO"), Holdings and NSPS Merger Sub, Inc., a Delaware corporation ("Merger Sub"), pursuant to which MSO will merge with Merger Sub (the "Merger Agreement"). Merger Sub is a newly created Delaware corporation, and wholly-owned subsidiary of Holdings, formed solely for the purpose of effecting the merger contemplated by the Merger Agreement (the "Merger").

As a result of the Merger, MSO will become a wholly-owned subsidiary of Holdings. As a result of the Reincorporation and immediately following the closing of the Merger (the "Closing"), the shareholders of the Company will own approximately 1.5% of the outstanding shares of capital stock of Holdings (calculated on a fully diluted basis) and the stockholders of MSO will own approximately 98.5% of the outstanding shares of capital stock of Holdings (calculated on a fully diluted basis).

Further, at the Closing, MSO will pay $50,000 directly to Pride, Inc., an entity owned by certain directors and officers of the Company, as reimbursement for expenses incurred in connection with the operation of the Company.

In addition, at the Closing, MSO will deposit into escrow an additional $280,000 to be paid on a pro rata basis to the shareholders of the Company who were shareholders of the Company on January 5, 2005; provided, however, that the entire sum of $280,000 is to be held in escrow for a period of ninety (90) days after the Closing to satisfy any claims that may be made against Company arising from or otherwise related to activities of Company prior to the Closing. If no such claims are made during such ninety (90) day period, the entire $280,000 shall be distributed pro rata to the shareholders of record of Company who were shareholders of record on January 5, 2005.

The Merger Agreement also provides that effective as of the Closing, the current board of directors of the Company will resign and that the existing board of directors of MSO shall be appointed by the outgoing board of directors to fill the vacancies left on the Company's board of directors by virtue of such resignations.

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

Results of Operations

The Company generated no revenues during the quarter ended December 31, 2004, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, as contemplated by the Company's business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding mergers or acquisitions.

At December 31, 2004, the Company had no material commitments for capital expenditures.

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

         31.1   Certification of Chief Executive      Filed herewith
                Officer pursuant to Section 302 of    electronically
                the Sarbanes-Oxley Act of 2002

         31.2   Certification of Chief Financial      Filed herewith
                Officer pursuant to Section 302 of    electronically
                the Sarbanes-Oxley Act of 2002

         32.1   Certification of Chief Executive      Filed herewith
                Officer pursuant to 18 U.S.C.         electronically
                Section 1350

         32.2   Certification of Chief Financial      Filed herewith
                Officer pursuant to 18 U.S.C.         electronically
                Section 1350

         (b) Reports on Form 8-K.

     1. Current report on Form 8-K filed on January 4, 2005

     The Company furnished information concerning the entry into a material definitive agreement, the departure of director Anthony Hoffman, amendments to its bylaws, and financial statements and exhibits.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    National Superstars, Inc.


                                    By:/s/ Peter Porath
                                       Peter Porath, President,
                                       Chief Executive Officer
Date:  February 9, 2005


                                    By:/s/ Michael Schumacher
                                       Michael Schumacher,
                                       Treasurer, Secretary and Chief
                                       Financial Officer

Date:  February 9, 2005