Form 10QSB
period 2005-03-31
NATIONAL SUPERSTARS INC
filed 2005-05-16
CIK 771556

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB




           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended March 31, 2005


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

                            Yes X             No___


As of May 16, 2005, the Registrant had 59,980,000 shares of common stock, $.005 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X



                                    INDEX

                                                            Page
                                                           Number

Part I.       Financial Information

     Item 1.  Financial Statements

              Balance Sheets as of March 31, 2005
              (unaudited) and September 30, 2004              3

              Statements of Operations, Three Months
              Ended March 31, 2005 and 2004 (unaudited)       4

              Statements of Operations, Six Months
              Ended March 31, 2005 and 2004 (unaudited)       5

              Statements of Cash Flows, Six Months
              Ended March 31, 2005 and 2004 (unaudited)       6

              Notes to Financial Statements                   7

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                      9

Part II.  Other Information                                  10

Signatures                                                   11

                         NATIONAL SUPERSTARS, INC.
                       (A Development Stage Company)
                              BALANCE SHEETS

                                 ASSETS

                                                 March 31,     September 30,
                                                    2005            2004
                                                 (Unaudited)    (See Note 1)
                                                ------------     -----------

Current Assets
     Cash                                               404           3,054
                                                -----------      ----------
  Total Assets                                  $       404      $    3,054
                                                ===========      ==========



                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts payable, related party                  2,724               -
                                                -----------      ----------
  Total Current Liabilities                           2,724               -
                                                -----------      ----------

Stockholders' Equity (Deficit):
Common Stock, $.005 par value,
     75,000,000 shares authorized
     59,980,000 shares issued and
     outstanding                                    299,900         299,900
Additional paid-in capital                          141,136         141,136
Accumulated (deficit)                              (282,069)       (282,069)
Accumulated (deficit) during development stage     (161,287)       (155,913)
                                                -----------      ----------
Total Stockholders' Equity (Deficit)                 (2,320)          3,054
                                                -----------      ----------
Total Liabilities and Stockholders'
 Equity (Deficit)                               $       404      $    3,054
                                                ===========      ==========














The accompanying notes are an integral part of the financial statements.

                           NATIONAL SUPERSTARS, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                              Three Months Ended
                                           March 31,      March 31,
                                             2005           2004
                                         ------------   -----------


Revenues                                 $          -   $         -
                                         ------------   -----------

Expenses
   Accounting and auditing                      1,700         1,150
   Professional fees                              521         5,182
   Other                                          150           150
                                         ------------   -----------
                                                2,371         6,482
                                         ------------   -----------
Net (Loss)                               $     (2,371)       (6,482)
                                         ------------   -----------

Per Share                                $        nil   $       nil
                                         ============   ===========

Weighted Average Number of Shares
 Outstanding                               59,980,000    58,186,668
                                         ============   ===========






















The accompanying notes are an integral part of the financial statements.

                           NATIONAL SUPERSTARS, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              For the Period
                                                               From July 1,
                                        Six Months Ended       2003 through
                                    March 31,      March 31,     March 31,
                                      2005           2004          2005
                                 -------------   ------------ ---------------


Revenues                          $          -   $         -   $         -
                                  ------------   -----------   -----------

Expenses
   Stock issued for services                 -             -       128,967
   Accounting and auditing               4,490         8,490        21,674
   Professional fees                       536        10,870         8,553
   Other                                   348           274         2,093
                                  ------------   -----------   -----------
                                         5,374        19,634       161,287
                                  ------------   -----------   -----------
Net (Loss)                        $     (5,374)      (19,634)     (161,287)
                                  ------------   -----------   -----------

Per Share                         $        nil   $       nil   $       nil
                                  ============   ===========   ===========

Weighted Average Number of Shares
 Outstanding                        59,980,000    58,186,668    59,083,334
                                  ============   ===========   ===========




















The accompanying notes are an integral part of the financial statements.

                           NATIONAL SUPERSTARS, INC.
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                              For the Period
                                                                From July 1,
                                       Six Months Ended         2003 through
                                    March 31,     March 31,       March 31,
                                      2005           2004           2005
                                  ------------- ------------  ---------------

Cash Flows from Operating
 Activities:
  Net (loss)                       $   (5,374)  $   (19,634)   $   (161,287)
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
     Increase in accounts
      payable                           2,724           150           2,724
     Stock issued for services              -             -         128,967
                                   ----------    ----------     -----------
Net Cash (Used in) Operating
 Activities                            (2,650)      (19,484)        (29,596)
                                   ----------    ----------     -----------

Cash Flows from Investing
 Activities                                 -             -               -
                                   ----------    ----------     -----------
Cash Flows from Financing
 Activities
   Stock issued                             -             -          30,000
                                   ----------    ----------     -----------
Net Cash Provided by Investing
 Activities                                 -             -          30,000
                                   ----------    ----------     -----------


Increase (Decrease) in Cash            (2,650)      (19,484)            404

Cash, Beginning of Period               3,054        26,126               -
                                   ----------    ----------     -----------
Cash, End of Period                $      404    $    6,642     $       404
                                   ==========    ==========     ===========
Interest Paid                      $        -    $        -     $         -
                                   ==========    ==========     ===========
Income Taxes Paid                  $        -    $        -     $         -
                                   ==========    ==========     ===========







The accompanying notes are an integral part of the financial statements.

                            NATIONAL SUPERSTARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            March 31, 2005 (Unaudited)


(1)  Unaudited Financial Statements

The balance sheet as of March 31, 2005, the statements of operations for the three month and six month periods ended March 31, 2005 and 2004 and the statements of cash flows for the six month periods ended March 31, 2005 and 2004, have been prepared by National Superstars, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2005 and for all periods presented, have been made.

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

(3)  Agreement and Plan of Merger

On January 4, 2005, the Company entered into an Agreement and Plan of Merger with MSO Holdings, Inc., a Delaware corporation ("Holdings"), for the purpose of changing the registrant's domicile from Nevada to Delaware
(the"Reincorporation").

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

At the Closing, MSO will distribute $280,000 to be paid on a pro rata basis to the shareholders of the Company who were shareholders of the Company on January 5, 2005. The Closing shall take place no later than May 31, 2005.
In connection with this transaction, MSO paid $50,000 directly to Pride, Inc.,
an entity controlled by certain directors and officers of the Company.   If
the closing does not take place on or before May 31, 2005, the $50,000 will not be returned and the merger will not be consummated.

The Merger Agreement also provides that effective as of the Closing, the current board of directors of the Company will resign and that the existing board of directors of MSO shall be appointed by the outgoing board of directors to fill the vacancies left on the Company's board of directors by virtue of such resignations.

(4)  Accounts payable, related party

As of March 31, 2005, the Company owed $2,724 to a related party.

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

Results of Operations

The Company generated no revenues during the quarter ended March 31, 2005, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 2005, the Company had no material commitments for capital expenditures.

                         PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

         31.1   Certification of Chief Executive Officer      Filed herewith
                and Chief Financial Officer pursuant          electronically
                to Section 302 of the Sarbanes-Oxley
                Act of 2002

         31.2   Certification of Vice-President pursuant      Filed herewith
                to Section 302 of the Sarbanes-Oxley          electronically
                Act of 2002

         32.1   Certification of Chief Executive Officer      Filed herewith
                and Chief Financial Officer pursuant          electronically
                to 18 U.S.C. Section 1350

         32.2   Certification of Vice-President pursuant     Filed herewith
                to 18 U.S.C. Section 1350                    electronically

         (b)  Reports on Form 8-K.  None

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Superstars, Inc.



/s/ Peter  Porath
Peter Porath, President,
Chief Executive Officer

Date:  May 16, 2005



/s/ Michael Schumacher
Michael Schumacher, Treasurer,
Secretary and Chief Financial Officer

Date:  May 16, 2005