Form 10QSB
period 2005-06-30
MSO HOLDINGS INC
filed 2005-08-05
CIK 771556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________

FORM 10-QSB

         (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File No. 2-98395 - NY

MSO HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	74-3134651
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

2333 Waukegan Road, Suite 175, Bannockburn, IL 60015
(Address of Principal Executive Offices, including Zip Code)

(847) 267-0801
(Registrant's telephone number, including area code)

National Superstars
(Registrant's former name)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:   X   No: ___

        The number of shares outstanding of the Registrant’s common stock, par value $.001, as of August 1, 2005 the latest practicable date, was 6,552,615 shares.

        Transitional Small Business Disclosure Format:    Yes:____ No:   X

MSO HOLDINGS, INC.

EXPLANATORY NOTE

Effective May 26, 2005, the Company completed a reincorporation into the State of Delaware and a reverse merger with National Superstars. The information and disclosures relating to the number of shares and the related price per share have been adjusted to reflect the impact of the reincorporation and the recapitalization throughout this Form 10-QSB.

MSO HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

The accompanying notes to consolidated financial statements are an integral part of these statements.

MSO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Three months ending June 30,		Six months ending June 30,	
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:				
Professional Service Fees	$ 729,955	$ 811,708	$ 1,554,455	$ 1,446,749
Hospital Management Fee	1,251,792	1,588,895	2,364,042	2,597,985
Other Revenue	13,508	-	21,567	-
Total Revenue	**1,995,255**	**2,400,603**	**3,940,064**	**4,044,734**
Operating Expenses:				
Payroll Expenses	1,412,589	1,519,567	3,268,172	3,097,881
Marketing	228,236	396,437	625,195	817,386
Professional Fees	330,259	144,783	658,631	295,207
Travel and Entertainment	68,635	92,817	180,181	171,868
Rent	99,933	111,528	351,185	183,348
Utilities	67,643	46,708	139,473	85,542
Office Expenses	84,539	113,282	222,445	205,236
Malpractice Insurance	81,708	56,457	161,215	113,494
Business Insurance	23,174	15,920	51,782	25,462
Bad Debt Expense	153,318	150,000	222,370	300,000
Depreciation	43,095	27,099	86,720	44,074
Merger expenses	412,958	-	447,261	-
Other operating expenses	8,185	28,804	23,494	41,828
Total Operating Expenses	**3,014,272**	**2,703,402**	**6,438,124**	**5,381,326**
Loss from Operations	**(1,019,017)**	**(302,799)**	**(2,498,060)**	**(1,336,592)**
Other Income (Expense):				
Interest Income	19,275	1,307	47,938	1,429
Interest Expense	(11,814)	(23,521)	(23,033)	(48,851)
Loss on sale of securities	(25,513)	-	(37,191)	-
Total Other Income (Expense)	(18,052)	(22,214)	(12,286)	(47,422)
Net Loss	**$ (1,037,069)**	**$ (325,013)**	**$ (2,510,346)**	**$ (1,384,014)**
Deemed dividends to preferred shareholders	87,925	1,747	175,311	1,747
Net Loss Available to Common Shareholders	**$ (1,124,994)**	**$ (326,760)**	**$ (2,685,657)**	**$ (1,385,761)**
Basic and diluted weighted average shares outstanding	6,730,062	7,684,521	7,204,655	7,684,521
Basic and diluted loss per common share	$ (0.17)	$ (0.04)	$ (0.37)	$ (0.18)

The accompanying notes to consolidated financial statements are an integral part of these statements.

MSO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Six Months Ending June 30, 2005	2004
Net Loss	$ (2,510,346)	$ (1,384,014)
Adjustments to reconcile net loss to net cash used in operating activities:		
Non cash charge for stock options and warrants	34,377	-
Non cash charge for stock grants	9,175	
Amorization of deferred financing costs	17,890	16,640
Bad debt expense	222,370	300,000
Depreciation and Amortization	86,720	44,074
Realized loss on sale of securities	37,190	
Changes in assets and liabilities:		
Accounts receivable	(400,647)	345,990
Prepaid expenses and other current assets	(248,994)	53,858
Other assets	(240)	(23,546)
Accounts payable	280,905	(318,497)
Accrued liabilities	29,600	(81,860)
Accrued wages and benefits	49,504	178,202
Deferred revenue	(183,450)	6,850
Net Cash used in operating activities	(2,575,946)	(862,303)
Cash Flow from Investing Activities:		
Purchases of property and equipment	(120,798)	(266,781)
Purchases of securities available for sale	(47,941)	
Proceeds from sale of investments	3,168,139	-
Net Cash provided by (used in) investing activities	2,999,400	(266,781)
Cash Flows (Used in) Provided by Financing Activities		
Proceeds from issuance of redeemable preferred stock	-	2,275,000
Issuance costs for redeemable preferred stock	-	(28,057)
Distributions to shareholders		(157,160)
Purchase of Common Stock	(385,000)	-
Net Proceeds from Line of Credit	-	281,972
Financing fees paid on Line of Credit	-	(99,046)
Net Cash (used in) provided by financing activities	(385,000)	2,272,709
Net Increase in Cash	38,454	1,143,625
Cash and cash equiviliants at beginning of period	244,906	106,162
Cash and cash equivalents at end of period	$ 283,360	$ 1,249,787
Supplemental disclosure of cash flow information		
Cash paid for interest	$ 5,022	$ 32,212

The accompanying notes to consolidated financial statements are an integral part of these statements.

MSO HOLDINGS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

The accompanying notes to consolidated financial statements are an integral part of these statements.

MSO HOLDINGS, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

The accompanying notes to consolidated financial statements are an integral part of these statements.

MSO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 2004 and 2003, that is also included in the Form 8-K/A filed August 4, 2005.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

2.   VARIABLE INTEREST ENTITY

As required under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities”, the Company has evaluated its relationship with MSO Physicians, P.C., an entity that provides professional medical services at the hospitals for which MSO Medical, Inc. provides management services. MSO Physician’s only provides services at hospitals for which MSO Medical, Inc. provided management services and the operations of MSO Physicians, P.C. have been fully funded by advances from MSO Medical, Inc. As a result, MSO Medical Inc. is the primary beneficiary of MSO Physicians., P.C., a variable interest entity. The accounts of MSO Physician’s P.C. are included in the consolidated financial statements of MSO Medical, Inc. as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004.

3.   RECAPITALIZATION AND MERGER

Immediately prior to the recapitalization and merger transaction, each outstanding share of National Superstars, Inc. common stock was exchanged for .005 shares of MSO Holdings, Inc. common stock (with each fractional share rounded up to the nearest 100 shares on a per certificate basis) and National Superstars, Inc. changed its name to MSO Holdings, Inc.

On May 26, 2005, MSO Holdings, Inc. (formerly known as National Superstars, Inc), a Delaware corporation and publicly traded company with nominal operating activity acquired MSO Medical, Inc. by issuing 6,146,617 shares of common stock of MSO Holdings, Inc. for all of the outstanding common stock of MSO Medical, Inc and 12,562,260 shares of redeemable convertible preferred stock of MSO Holdings, Inc. in exchange for all the outstanding redeemable convertible preferred stock of MSO Medical, Inc. Prior to this transaction, MSO Holdings, Inc. had no significant operations.

For financial reporting purposes, this transaction has been reflected in the accompanying financial statements as a recapitalization of MSO Medical, Inc. and the financial statements reflect the historical financial information of MSO Medical, Inc. Therefore, for accounting purposes, the shares recorded as issued in the reverse merger are the 368,298 shares owned by the MSO Holdings, Inc. shareholders prior to the reverse merger.

4.   REVERSE MERGER EXCHANGE RATIO

In connection with the reverse merger discussed in Note 3, the shareholders of MSO Medical, Inc received 1.53690425 shares of MSO Holdings, Inc. common stock for each share of MSO Medical, Inc. common stock. In addition, each preferred shareholder received 1.53690425 shares of MSO Holdings, Inc. redeemable preferred stock in exchange for each share of MSO Medical, Inc. redeemable convertible preferred stock. As a result, the stockholders of the Company effectively received 1.53690425 shares of common or preferred stock , as the case may be, of the post-merger Company for each share of common or preferred stock held in the pre-merger Company. All share amounts included in the financial statements have been retroactively restated to reflect the impact of this exchange ratio.

5.   STOCK COMPENSATION

The Company maintains a stock incentive plan. The Company accounts for all options granted to employees under the recognition and measurement principles of Accounting Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As a result, no compensation expense is recognized for stock option grants for which the exercise price is equal to or above the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for stock-based Compensation,” to stock-based compensation.

The amount of the pro forma charge has been determined using the Black-Scholes option pricing model, as permitted by FAS 123. For purposes of the calculation for fiscal 2005, management used a fair value of the common stock of $0.25 per share, an average interest rate of 4.5% based on the U.S. Treasury Strip (zero-coupon) bonds, a projected volatility rate of 100%, a dividend yield of 0% and an expected life of 5 years for the grants. For the three and six months ended June 30, 2004, there were no options issued or outstanding.

6.   INVESTMENTS

The cost, unrealized losses and fair values of the Company’s investment securities available for sale at June 30, 2005 and December 31, 2004 are summarized as follows:

7.   LINE OF CREDIT AGREEMENT

In January 2004, the Company entered into a secured revolving credit agreement that permits a maximum borrowing capacity of $1.0 million. Amounts available under this credit agreement depend on the amount of the Company’s eligible receivables. The credit agreement requires the Company to pay a commitment fee of 0.5% per annum on the average daily unused portion of the revolving loan. Borrowings under this agreement are secured by substantially all of the Company’s assets. Among other restrictions, the credit agreement includes certain restrictive covenants, including covenants related to indebtedness, related party transactions and investment limitations and requires the Company to comply with a number of affirmative covenants, including covenants related to its net worth and liquidity. The Company was not in compliance with the financial covenants at June 30, 2005. Had the Company been in compliance with the covenants, the amount available under the line of credit was $1.0 million at June 30, 2005. As of July 27, 2005, the Company has not obtained a waiver for the defaults and continues to be in default of the required financial covenants. The credit agreement has a three- year term and borrowings bear interest at prime plus 2.0%, subject to a minimum interest rate of 7.5%. The Company had no borrowings under this credit facility as of June 30, 2005 and December 31, 2004.

8.   RELATED PARTY TRANSACTIONS

MSO Physicians, P.C. has employment agreements with the founding physicians who are also shareholders of the company. The agreements outline the roles and responsibilities of the physicians, their compensation plan and contain confidentiality and non-compete clauses. The compensation expense for the founding physicians was approximately $416,000 and $803,000 for the three months and six months ended June 30, 2005 and approximately $450,000 and $814,000 for the three months and six months ended June 30, 2004, respectively.

Eugene Terry, a member of the Board of Directors, provides business development consulting to the Company. The Company incurred approximately $20,000 and $0 of expense for the six months ended June 30, 2005 and 2004, respectively, for these consulting services.

9.   RESTRUCTURING CHARGES

During the first quarter of 2005, as a result of the closing of certain programs and consolidation of certain functions, the Company reduced headcount and other operating expenses. Accordingly, $158,126 was charged to operations in 2005, consisting of $33,126 for severance costs for reductions in staff and $125,000 relating to early lease termination cost.

During the three month period ending June 30, 2005, restructuring payments of $33,126 were made for employee separations and $31,216 for lease payments. The restructuring reserve balance was $93,784 as of June 30, 2005.

The following table provides a roll-forward of the liabilities incurred in connection with the business restructuring.

10.   REPURCHASE OF COMMON STOCK

In April 2005, in connection with a settlement of a dispute with a shareholder, the Company repurchased 1,536,904 shares of its Common Stock for $385,000. These shares have been retired and are no longer outstanding.

11.   ACQUISTION OF REIMBURSEMENT SPECIALISTS

Effective, October 1, 2004, the Company acquired all of the outstanding common units of an affiliated entity, Reimbursement Specialists, LLC, a Delaware limited liability Company (“Reimbursement Specialists” or “RS”) from the members of Reimbursement Specialists, LLC. The Chairman & CEO of MSO Medical, Inc. was the Manager of Reimbursement Specialists, LLC. and had day to day operating responsibility for this entity. In addition, all of the outstanding stock of Reimbursement Specialists, Inc., the majority shareholder of Reimbursement Specialists, LLC is held by a trust, of which the Chairman and CEO of MSO Medical, Inc. is a co-trustee, for the benefit of certain members of his immediate family.

Reimbursement Specialists is a healthcare financial services company that provides billing reimbursement and collection services to entities in the healthcare industry. Reimbursement Specialists provided these billing and collection services to MSO Medical, Inc. prior to the acquisition.

The consideration for the acquisition was to consist of a number of shares of the Company’s Series A preferred stock to be determined based on certain performance criteria of the Company, including a minimum defined earnings target for the twelve months ending June 30, 2005. The maximum purchase price was set at $1,200,000 which was expected to equal approximately 1,308,004 shares of Series A preferred stock. However, in the event that the Company does not achieve certain minimum defined earnings targets, no consideration will be paid to the sellers. Based on the Company’s performance, there will be no shares of Series A preferred stock issued for the acquisition of Reimbursement Specialists, LLC>

At the date of the acquisition, RS had approximately $538,000 of notes payable and accrued interest due to members as well as $134,000 of advances due to a member. In connection with the acquisition, the members surrendered these notes payable, the related accrued interest and advances due from RS in effect canceling this debt in exchange for the right to receive up to 545,002 of the 1,308,004 shares of Series A preferred stock of MSO Medical, Inc that could be issued as consideration for the acquisition.

The assets acquired and liabilities assumed in the acquisition are summarized below:

During the fourth quarter of 2004, as the Company was performing below expectations, the Company determined the goodwill related to this acquisition was impaired resulting in an impairment charge of approximately $73,000 being included in the statement of operations for the year ended December 31, 2004.

The acquisition was accounted for by the purchase method and, accordingly, the results of the Reimbursement Specialists, LLC operations have been included in the consolidated statement of operations since October 1, 2004. Unaudited pro forma results of operations for the three and six months ended June 30, 2004 for the Company and Reimbursement Specialists, LLC, assuming the acquisition took place on January 1, 2004, are listed below:

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the Consolidated Financial Statements, including the related footnotes.

           Overview

MSO Holdings, Inc. (“MSO” or the “Company”) is an Obesity Disease Management company, which offers both a surgical and non-interventional weight loss treatment option to members of health plans, employees of self insured corporations and the general public. The Company was formed in July 2002 and began operations in January 2003.

Surgical treatment for obesity is offered through acute care hospitals where we have established a dedicated bariatric surgery center (each, a “CORI Center”). We enter into management services agreements with acute care hospitals to establish CORI Centers under our proprietary name Center for Obesity Related Illness (“CORI”). There are currently five such CORI Centers in operation. We also enter into management services agreements with highly skilled and experienced surgeons trained to perform the Sapala-Wood Micropouch® surgery as well as laparoscopic gastric bypass surgery and the Lap-Band procedure. These surgeons perform the surgeries at each CORI Center. Compensation from the hospital clients comes in the form of management fees which are based on the fair market value of the services we provide to the applicable hospital. The surgeons currently performing obesity related surgery at our CORI Centers have collectively performed over 7,000 gastric bypass surgeries in the last twenty years.

In the third quarter of 2005, the Company began to provide non-interventional weight loss programs for obesity. The weight loss programs includes individualized telephone and online coaching sessions, self-directed online weight loss support, web-based educational resources, online self-directed components, a personalized journal, and interactive goal-setting software. Many U.S. health plans require a certain number of months of non-interventional weight loss treatment before such health plan will cover an elective gastric bypass surgery. Therefore, the weight loss program we offer complements the surgical treatment for obesity which we offer.

As required under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities”, the Company has evaluated its relationship with MSO Physicians, P.C., an entity that provides professional medical services at the hospitals for which MSO Medical, Inc. provides management services. MSO Physician’s only provides services at hospitals for which MSO Medical, Inc. provided management services and the operations of MSO Physicians, P.C. have been fully funded by advances from MSO Medical, Inc. As a result, MSO Medical Inc. is the primary beneficiary of MSO Physicians., P.C., a variable interest entity. The accounts of MSO Physician’s P.C. are included in the consolidated financial statements of MSO Medical, Inc. as of and for the years ended December 31, 2004 and 2003. MSO Physicians P.C. receives payments from third party insurers for the performance of bariatric surgery and professional medical services.

Three Months Ended June 30, 2005 Compared With Three Months Ended June 30, 2004

Revenues. For the three months ended June 30, 2005, revenues of $1,995,255 decreased 17% as compared to revenues of $2,400,603 for the three months ended June 30, 2004. Following is a discussion of management fee revenues from hospital contracts and professional fee revenues from surgeries performed, which are the two primary sources of revenue for MSO.

Management fee revenue:

Revenues from hospital contracts were $1,251,792 for the three months ended June 30, 2005 versus $1,588,895 for the three months ended June 30, 2004, a decrease of $337,103 or 21%. The decrease is a result of the renegotiation of one large hospital management contract, effective July 2004, at a lower management fee than the previous contract. The management fee revenue from this hospital was $780,000 for the three months ended June 30, 2005 compared to $1,382,000 for the year ago period, a decrease of $602,000. The primary reason for the reduction in the monthly management fee at this hospital was lower actual patient volume than expected when the contract was originally entered into in 2004. The decrease in patient volume is a result of a major health insurance company requiring three to twelve months of documented weight loss and/or behavioral health counseling before approving the procedure.

Total surgeries performed for the three months ended June 30, 2005 were 259 compared to 314 surgeries for the three months ended June 30, 2004, a decrease of 55 surgeries or 18%. During the first quarter of 2005, MSO terminated three small hospital programs because the surgical volumes did not cover the fixed costs of operating these programs. The management fee revenue from these three terminated programs for the three months ended June 30, 2004 was $159,000 compared to no revenue in the current year.

Four new hospital contracts in the second quarter of 2005 partially offset the decreased revenue from the terminated programs and the reduced management fee from the one contract discussed above. These new contracts resulted in an increase in revenue of $427,000 for the three months ended June 30, 2005. These new programs are in the New York market, which should become the Company’s largest market over the next six to nine months.

Professional fee revenue:

Revenues derived from professional fees were $729,955 for the three months ended June 30, 2005 versus $811,588 for the three months ended June 30, 2004, a decrease of 10%. This decrease in professional fees is attributable to the closing of the three small programs during the first quarter of 2005. Overall professional fee revenues are expected to be higher than prior year for the second half of 2005 and for the entire year as the new programs added during the first half continue to expand and grow.

Expenses. Operating expenses were $3,014,272 for the three months ended June 30, 2005 versus $2,703,402 for the three months ended June 30, 2004, an increase of 11% or $310,870. The increase in operating expenses is primarily the result of merger costs. The merger costs of $412,958 for the three months ended June 30, 2005 reflect costs associated with the reverse merger (see Note 3 of the condensed consolidated financial statements). The merger costs consisted of a payment of $280,000 to the shareholders of National Superstars, a finders’ fee commission of $33,000, and legal and transfer agent expenses of $90,783. In addition, the Company issued 36,700 shares to the finders valued at $9,175 based upon the fair value of the stock at the time of issuance.

Partially offsetting the increase in merger costs are declines in payroll, marketing and office expenses. Payroll costs declined as a result of the closing of the three hospital programs during the first quarter of 2005.

While net marketing expenses as reported showed a decline over prior year of $168,201, there was approximately $194,000 of marketing expenditures that was expended on the MSO programs by the hospitals for the three months ended June 30, 2005 to provide marketing support. No marketing was expended by the hospitals during the three months ended June 30, 2004. Beginning in 2005, some hospital program agreements include the requirement of the hospital for marketing expenditures to support the bariatric surgery programs. Including the marketing expenditures of the hospital, total marketing expenses for the three months ended June 30, 2005 for MSO programs were $421,959 compared to $396,437 in the year ago period.

Professional fees increased $185,476 to $330,259 for the three months ended June 30, 2005 as a result of approximately $91,000 of additional spending for business development activities, $81,000 for a long term consulting project documenting MSO clinical results, and $14,000 for additional IT consulting due to outsourcing this function.

Depreciation expense increased $15,996 to $43,095 for the three months ended June 30, 2005 as compared to $27,099 for the three months ended June 30, 2004. The increase in depreciation expense relates to the purchase of additional computer and medical equipment for the new programs.

Interest Income. Interest income of $19,275 for the three months ended June 30, 2005 increased $17,968 over the same period a year ago due to the interest from securities held for investments.

Interest Expense. For the three months ended June 30, 2004, the interest expense of $11,814 represents amortization of the deferred financing fees and the unused commitment fee on the line of credit facility. The interest expense for the three months ended June 30, 2004 included interest on the borrowings under the line of credit as well as the amortization of the deferred financing fees and unused commitment fee.

Loss on sale of securities. The loss on sale of securities represents realized losses from the sale of securities held for investment purposes.

Provision for Income Taxes. The effective tax rate for the three months ended June 30, 2005 and 2004 was 0% as the company’s tax benefit was offset by a corresponding increase in the valuation allowance for deferred income taxes. . Due to the significant loss incurred during 2004 and the limited operating history of the Company, management determined that it was more likely than not that the Company’s deferred tax assets will not be realized.

Net Loss.The company had a net loss of $1,037,069 for the three months ended June 30, 2005 compared to a net loss of $325,013 for the same period in 2004, a decrease of $712,056 The majority of the decline is due to the merger costs of $412,958 for the reverse merger transaction as well as the impact of lower revenue of $602,000 associated with the renegotiation of one of the hospital management fee contracts. These two items impacted the net loss by $1.0 million during the three months ended June 30, 2005.

Deemed dividends to preferred stockholders. The deemed dividends, relating to accretion of preferred stock issuance costs, increased $86,178 to $87,925 for the three months ended June 30, 2005 as the majority of the issuance costs from the preferred stock financing was related to the closing in third quarter of 2004. The issuance costs are being accreted from the issuance date through March 2008 which is the earliest redemption date.

Net Loss available to common shareholders. The company had a net loss available to common shareholders of $1,124,994 for the three months ended June 30, 2005 compared to a net loss of $326,760 for the same period in 2004, a decrease of $798,234. The decline is due to merger costs of $412,958 for the reverse merger transaction, the impact of lower revenue of $602,000 associated with the renegotiation of one of the hospital management fee contracts and the increased amortization costs of $86,178 for the issuance costs on the redeemable convertible preferred stock. These items impacted the net loss by $1.1 million during the three months ended June 30, 2005.

Six Months Ended June 30, 2005 Compared With Six Months Ended June 30, 2004

Revenues. For the six months ended June 30, 2005, revenues of $3,940,064 declined 3% as compared to revenues of $4,044,734 for the six months ended June 30, 2004. Following is a discussion of management fee revenues from hospital contracts and professional fee revenues from surgeries performed, which are the two primary sources of revenue for MSO.

Management fee revenue:

Revenues from hospital contracts were $2,364,042 in 2005 versus $2,597,985 in 2004, a decrease of $233,943 or 9%. The decrease is a result of the renegotiation of one large hospital management contract, effective July 2004, at a lower management fee than the previous contract. The primary reason for the reduction in the monthly management fee at this hospital was lower patient volume than expected when the contract was originally entered into in 2004. The decrease in patient volume is a result of a major health insurance company requiring three to twelve months of documented weight loss and/or behavioral health counseling before approving the procedure. The management fee revenue from this hospital was $1,560,000 for the six months ended June 30, 2005 compared to $2,237,000 for the year ago period, a decrease of $677,000.

Total surgeries performed for the six months ended June 30, 2005 were 536 compared to 567 surgeries for the six months ended June 30, 2004, a decrease of 31 surgeries or 5%. During the first quarter of 2005, MSO terminated three small hospital programs because the surgical volumes did not cover the fixed costs of operating these programs as discussed earlier. The management fee revenue from these three programs was $15,000 and $310,000 for the six months ended June 30, 2005 and 2004, respectively.

Four new hospital contracts for the six months ended June 30, 2004 partially offset the decreased revenue from the terminated programs and the reduced management fee from the one contract discussed above. These new contracts resulted in an increase in revenue of $738,000 for the six months ended June 30, 2005 as compared to 2004.

Professional fee revenue:

Revenues derived from professional fees were $1,554,455 in 2005 versus $1,446,749 in 2004, an increase of 7%. The professional fee revenue includes revenue from office visits, consultations and other procedures performed in addition to bariatric surgeries. The other procedures and consultations helped drive the growth in professional fee revenues.

Expenses. Operating expenses for the six months ended June 30, 2005 were $6,438,124 in 2005 versus $5,381,326 in 2004, an increase of 20% or $1,056,798. The increase in operating expenses is primarily the result of merger costs, professional fees and restructuring costs.

The merger costs of $447,261 for the six months ended June 30, 2005 reflect costs associated with the reverse merger (see Note 3 to the condensed consolidated financial statements). The merger costs consisted of a payment of $280,000 to the shareholders of National Superstars, a finders’ fee commission of $33,000, legal and transfer agent expenses of $125,087. In addition, the Company issued 36,700 shares to the finders valued at $9,175 based upon the fair value of the stock at the time of issuance.

During the first quarter of 2005, as a result of the closing of certain programs and consolidation of certain functions, the Company reduced headcount and other operating expenses. Accordingly, $158,126 was charged to operations in 2005, consisting of $33,126 for severance costs, which is included in payroll expenses, and $125,000 for earlier lease termination costs, which is included in rent expense.

Professional fees increased $363,424 to $658,631 for the six months ended June 30, 2005 primarily as a result of additional spending for business development activities of approximately $191,000, consulting project documenting MSO clinical results of $158,000, and an increase in IT consulting of $59,000 due to outsourcing the IT function.

While net marketing expenses as reported showed a decline over prior year of $192,191, there was approximately $231,000 of marketing expenditures that was expended on the MSO programs by the hospitals for the six months ended June 30, 2005 to provide marketing support. No marketing was expended by the hospitals during the three months ended June 30, 2004. Beginning in 2005, some hospital program agreements include the requirement of the hospital for marketing expenditures to support the bariatric surgery programs. Including the marketing expenditures of the hospital, total marketing expenses for the six months ended June 30, 2005 for MSO programs were $856,000 compared to $817,000 in the year ago period.

Bad Debt expense decreased $77,630 to $222,370 for the six months ended June 30, 2005 compared to $300,000 for the six months ended June 30, 2004. The decrease is a result of the new billing system implemented in 2004, which has resulted in better tracking and follow up of unpaid invoices.

Depreciation expense increased $42,646 to $86,720 for the six months ended June 30, 2005 as compared to $44,074 for the six months ended June 30, 2004. The increase in depreciation expense relates to the purchase of additional computer and medical equipment for the new programs.

Interest Income. Interest income of $47,938 for the six months ended June 30, 2005 increased $46,509 over the same period a year ago due to the interest from securities held for investments.

Interest Expense. For the six months ended June 30, 2004, the interest expense of $23,033 represents amortization of the deferred financing fees and the unused commitment fee on the line of credit facility. The interest expense for the six months ended June 30, 2004 included interest on the borrowings under the line of credit as well as the amortization of the deferred financing fees and unused commitment fee.

Loss on sale of securities. The loss on sale of securities represents realized losses from the sale of securities held for investment purposes.

Provision for Income Taxes. The effective tax rate for the three months ended June 30, 2005 and 2004 was 0% as the company’s tax benefit was offset by a corresponding increase in the valuation allowance for deferred income taxes. . Due to the significant loss incurred during 2004 and the limited operating history of the Company, management determined that it was more likely than not that the Company’s deferred tax assets will not be realized.

Net Loss. The company had a net loss of $2,510,346 for the six months ended June 30, 2005 compared to a net loss of $1,384,014 for the same period in 2004, a decrease of $1,126,332. The majority of the decline is due to the merger costs of $447,261 for the reverse merger transaction as well as the impact of lower revenue of $677,000 associated with the renegotiation of one of the hospital management fee contracts. These two items impacted the net loss by $1.1 million during the six months ended June 30, 2005.

Amortization of redeemable convertible preferred stock issuance cost. The amortization expense increased $173,564 to $175,311 for the six months ended June 30, 2005 as the majority of the issuance costs from the preferred stock financing was related to the closing in the third quarter of 2004. The issuance costs are being amortized from the issuance date through March 2008 which is the earliest redemption date.

Net Loss available to common shareholders. The company had a net loss available to common shareholders of $2,685,657 for the six months ended June 30, 2005 compared to a net loss of $1,385,761 for the same period in 2004, a decrease of $1,299,896. The decline is due to merger costs of $447,261 for the reverse merger transaction, the impact of lower revenue of $677,000 associated with the renegotiation of one of the hospital management fee contracts and the increased amortization costs of $173,564 for the issuance costs on the redeemable convertible preferred stock. These items impacted the net loss by $1.3 million during the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2005, the Company had $2.5 million in cash and short term investments that can be converted to cash and positive working capital of $2.0 million compared to $5.6 million in cash and investments and $4.9 million in working capital as of December 31, 2004.

The Company used $2.6 million of cash from operations for the six months ended June 30, 2005 primarily to fund the operating loss. Changes in assets and liabilities during the year ended June 30, 2005 used $473,000 of cash primarily due to increases in accounts receivables due to delays in getting provider numbers in order to invoice the payers and prepaid expenses due to business insurance premium payments. Partially offsetting these above uses of cash is an increase in accounts payable primarily as a result of unpaid invoices from legal fees and insurance premiums.

During the six months ended June 30, 2004, the Company used $862,000 of cash from operations due to the operating loss. Changes in assets and liabilities during the year ended June 30, 2004 generated $206,000 of cash primarily due to collections of accounts receivables (as a result of the implementation of the new billing system) and higher accrued wages and benefits due to timing of payroll period cutoff. Partially offsetting these items were payments made for accounts payable and accrued expenses out of the proceeds from the redeemable preferred stock.

For the six months ended June 30, 2005, the Company generated $3.0 million of cash from investing activities of which $3.1 million (net of purchases) was from the sale of securities held for sale. The securities are held in a Fidelity short-term municipal mutual fund and can be liquidated immediately upon notice. Partially offsetting the proceeds from the sale of securities, the Company used $121,000 for the purchase of property and equipment. The purchase of property and equipment primarily reflect the addition of computer equipment and medical equipment to expand the programs as well as computer software purchased for billing and accounting.

For the six months ended June 30, 2004, the Company used cash of $267,000 from investing activities from the purchase furniture, computer and medical equipment, leasehold improvements and software to track patients.

For the six months ended June 30, 2005, the Company used cash of $385,000 to repurchase 1,536,904 shares of common stock (see Note 10 of the Notes to Consolidated Financial Statements).

For the six months ended June 30, 2004, the Company generated cash of $2.3 million from the sale of Series A Convertible Preferred Stock offering to new shareholders. The Company received net proceeds of $2.2 million from the Series A Convertible Preferred Stock offering. Partially offsetting the proceeds from the financing, the Company paid a distribution of $157,000 to the shareholders. In addition, the Company had net borrowings under the Line of Credit of $282,000 less $99,046 for financing fees associated with the line of credit.

As a result of cost reductions implemented in the second and third quarter of 2005, the Company believes it has adequate liquidity to meet current and planned liquidity needs to fund operations for at least the next 12 – 18 months. In August 2005, the Company implemented cost reductions including salary and headcounts reductions, expected to result in a reduction of expenses of approximately $100,000 per month.

There are a number of new hospital programs in the contract negotiation stage, which once completed will increase revenue. Adding one or two of these new programs, depending on the size, will add enough revenue to obtain positive cash flow.

If we are successful in penetrating other hospitals, we may need additional capital to fund that growth. We anticipate this additional capital will come from both operations as well as debt financing such as our line of credit. Currently, we have a $1 million line of credit agreement which expires in January 2007. This line of credit bears interest at prime plus 2% subject to a minimum interest of 7.5%. This line of credit includes certain restrictive covenants, including covenants relating to the Company’s net worth and liquidity. Currently, the Company is in default of the required financial covenants. The Company is actively working with the lender to obtain a waiver of these defaults and reinstate the credit line availability.

In addition, we are also considering the possibility of raising additional funds through the sale of additional equity securities. We currently have no commitments for any such sale of equity securities.

In the event we are unable to obtain adequate financing through reinstating our line of credit, complete the sale of equity securities, or if the company’s revenue does not grow as anticipated, we may not have adequate capital to implement our growth strategies and we would implement additional cost reductions in order to achieve positive cash flow.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to the intent, belief or expectations of the Company and its management regarding the Company’s strategies and plans for operations and growth. Other forward-looking statements relate to trends affecting the Company’s financial condition and results of operations, and the Company’s anticipated capital needs and expenditures.

Investors are cautioned that such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those that are anticipated in the forward-looking statements as a result of the impact of competition and competitive pricing, business conditions and growth in the industry, general and economic conditions and other risks. Investors should review the more detailed description of these and other possible risks contained in the Company’s filings with the Securities and Exchange Commission, including the Company’s Form 8-K filed June 2, 2005.

ITEM 3.  CONTROLS AND PROCEDURES

(a)     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of June 30, 2005 our disclosure controls and procedures were effective.

(b)     There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2005, in connection with the consummation of the MSO Merger Transaction, the Company issued an aggregate of 6,146,617 shares of its common stock and 12,562,260 shares of its Series A Preferred Stock in exchange for all of the outstanding capital stock of MSO Medical, Inc., a Delaware corporation.

The offers, sales and issuances of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by the issuer not involving a public offering. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates or notes in such transactions. All recipients had adequate access to information about us.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.   OTHER INFORMATION

Not applicable

ITEM 6.   EXHIBITS

Exhibits

        31.1     Certification by Albert Henry pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2     Certification by Thomas M. Mason pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1     Certification by Albert Henry pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2     Certification by Thomas Mason pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSO Holdings, Inc.
(Registrant)
Date: August 5, 2005	By: /s/ Albert Henry Albert Henry Chairman and Chief Executive Officer
By: /s/ Tom Mason Tom Mason Chief Financial Officer