Form 10QSB
period 2005-09-30
MSO HOLDINGS INC
filed 2005-11-09
CIK 771556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_________________

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File No. 2-98395 — NY

MSO HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	74-3134651
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

2333 Waukegan Road, Suite 175, Bannockburn, IL 60015
(Address of Principal Executive Offices, including Zip Code)

(847) 267-0801
(Registrant’s telephone number, including area code)

(Registrant’s former name)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:    X    No:

        The number of shares outstanding of the Registrant’s common stock, par value $.001, as of November 4, 2005 the latest practicable date, was 6,552,615 shares.

Transitional Small Business Disclosure Format: Yes:          No:    X

MSO HOLDINGS, INC.
TABLE OF CONTENTS

ITEM		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	2
	Consolidated Statements of Operations for the three months and nine months ended
	September 30, 2005 and 2004	3
	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2005 and 2004	4
	Consolidated Statement of Stockholders’ Equity for the nine months ended
	September 30, 2005	5
	Consolidated Statement of Comprehensive Income for the three months and nine
	months ended September 30, 2005 and 2004	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis or Plan of Operations	12
Item 3.	Controls and Procedures	20
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	21
Item 3.	Defaults upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
Signatures		22

EXPLANATORY NOTE

Effective May 26, 2005, the Company completed a reincorporation into the State of Delaware and a reverse merger with National Superstars, Inc. The information and disclosures relating to the number of shares and the related price per share have been adjusted to reflect the impact of the reincorporation and the recapitalization throughout this Form 10-QSB.

MSO HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

September 30, 2005 (unaudited)	December 31, 2004
Assets		
Current Assets		
Cash and cash equivalents	$ 1,303,976	$ 244,906
Investments	-	5,350,139
Accounts Receivable (net of allowance for bad debt and estimated contractual allowances of $1,477,000 and $1,340,000 as of September 30, 2005 and December 31,2004, respectively)	811,003	482,021
Prepaid expenses and other current assets	160,093	143,328
Total Current Assets	**2,275,072**	**6,220,394**
Fixed Assets, net of accumulated depreciation	**552,622**	**514,710**
Other Assets		
Deferred Financing Fees, net of amortization of $61,365 and $34,530 as of September 30, 2005 and December 31, 2004, respectively	45,976	72,811
Deposits	49,026	55,778
Total Other Assets	**95,002**	**128,589**
Total Assets	**$ 2,922,696**	**$ 6,863,693**
Liabilities and Shareholders' Equity (Deficit)		
Current Liabilities		
Accounts Payable	$ 756,769	$ 419,232
Accrued wages and benefits	25,072	93,658
Accrued expenses	310,635	649,193
Unearned revenue	-	193,050
Total Current Liabilities	**1,092,476**	**1,355,133**
Redeemable Convertible Series A PreferredStock		
$.001 par value, 15,000,000 shares authorized; 12,562,262 shares issued and outstanding as of September 30, 2005 and December 31, 2004, net of unaccreted issuance costs of $915,721 and $1,179,502 as of September 30, 2005 and December 31, 2004, respectively (liquidation value of $11,525,000 as of September 30, 2005 and December 31, 2004).	**10,609,279**	**10,345,498**
Shareholders Equity (Deficit)		
Common Stock, $.001 par value, 40,000,000 shares authorized; 6,552,615 and 7,684,521 shares issued and outstanding as of September 30, 2005 and December 31, 2004.	6,553	7,685
Additional Paid in Capital (Distributions in Excess of Capital)	(154,887)	427,718
Other Comprehensive Loss	(0)	(19,411)
Accumulated Deficit	(8,630,725)	(5,252,930)
Total Shareholders Equity (Deficit)	**(8,779,059)**	**(4,836,938)**
Total Liabilities & Shareholder Equity (Deficit)	**$ 2,922,696**	**$ 6,863,693**

The accompanying notes to consolidated financial statements are an integral part of these statements.

MSO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

The accompanying notes to consolidated financial statements are an integral part of these statements.

MSO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine Months Ending September 30,	
	2005 (unaudited)	2004 (unaudited)
Net Loss	$ (3,377,795)	$ (2,789,492)
Adjustments to reconcile net loss to net cash used in operating activities:		
Non cash charge for stock options and warrants	55,869	-
Non cash charge for stock grants	9,175	-
Amorization of deferred financing costs	26,835	25,585
Bad debt expense	239,791	345,000
Depreciation and Amortization	133,026	78,819
Realized loss on sale of securities	72,197	
Changes in assets and liabilities:		
Accounts receivable	(568,773)	557,564
Prepaid expenses and other current assets	(16,765)	(148,193)
Other assets	6,752	(25,531)
Accounts payable	337,537	80,332
Accrued liabilities	(338,558)	(125,255)
Accrued wages and benefits	(68,586)	390,561
Deferred revenue	(193,050)	474,768
Net Cash used in operating activities	(3,682,345)	(1,135,842)
Cash Flow from Investing Activities:		
Purchases of property and equipment	(170,938)	(371,115)
Purchases of securities available for sale	(52,634)	
Proceeds from sale of investments	5,349,987	-
Net Cash provided by (used in) investing activities	5,126,415	(371,115)
Cash Flows (Used in) Provided by Financing Activities		
Proceeds from issuance of redeemable preferred stock	-	11,525,000
Issuance costs for redeemable preferred stock	-	(1,410,222)
Distributions to shareholders		(157,160)
Purchase of Common Stock	(385,000)	-
Net Proceeds from Line of Credit	-	-
Financing fees paid on Line of Credit	-	(99,046)
Net Cash (used in) provided by financing activities	(385,000)	9,858,572
Net Increase in Cash	1,059,070	8,351,615
Cash and cash equiviliants at beginning of period	244,906	106,162
Cash and cash equivalents at end of period	$ 1,303,976	$ 8,457,777
Supplemental disclosure of cash flow information		
Cash paid for interest	$ 8,053	$ 47,727

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 2004 and 2003.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced operating losses and negative cash flow from operations and currently has an accumulated deficit. The Company’s ability to continue as a going concern is ultimately dependent on its ability to increase sales or reduce costs to a level that will allow it to operate profitably and sustain positive operating cash flows. During the third quarter of 2005, the Company implemented cost reductions including salary and headcounts reductions, expected to result in a reduction of expenses of approximately $100,000 per month beginning in the fourth quarter of 2005. In addition, there are a number of new hospital programs and obesity disease management programs in the contract negotiation stage, which once completed will increase revenue. Adding one or two of these new programs, depending on the size, could add enough revenue to obtain positive cash flow. Furthermore, we expect to raise a minimum of $15 million through the sale of additional equity securities during the fourth quarter of 2005. The company has engaged a well recognized investment banking firm to raise this equity financing from institutional investors, which is expected to be completed during the fourth quarter. We currently have no commitments for any such sale of equity securities. The capital raised may be used to fund potential acquisitions. In the event we are unable to obtain adequate financing through the completion of the sale of equity securities, or if the company’s revenue does not grow as anticipated, we would implement additional cost reductions in order to achieve positive cash flow. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2.	VARIABLE INTEREST ENTITY

As required under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities”, the Company has evaluated its relationship with MSO Physicians, P.C., an entity that provides professional medical services at the hospitals for which MSO Medical, Inc. provides management services. MSO Physician’s only provides services at hospitals for which MSO Medical, Inc. provides management services and the operations of MSO Physicians, P.C. have been fully funded by advances from MSO Medical, Inc. As a result, MSO Medical Inc. is the primary beneficiary of MSO Physicians., P.C., a variable interest entity. The accounts of MSO Physician’s P.C. are included in the consolidated financial statements of MSO Medical, Inc. as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004.

3.	RECAPITALIZATION AND MERGER

Immediately prior to the recapitalization and merger transaction, each outstanding share of National Superstars, Inc. common stock was exchanged for .005 shares of MSO Holdings, Inc. common stock (with each fractional share rounded up to the nearest 100 shares on a per certificate basis) and National Superstars, Inc. changed its name to MSO Holdings, Inc.

On May 26, 2005, MSO Holdings, Inc. (formerly known as National Superstars, Inc), a Delaware corporation and publicly traded company with nominal operating activity acquired MSO Medical, Inc. by issuing 6,147,617 shares of common stock of MSO Holdings, Inc. for all of the outstanding common stock of MSO Medical, Inc and 12,562,262 shares of redeemable convertible preferred stock of MSO Holdings, Inc. in exchange for all the outstanding redeemable convertible preferred stock of MSO Medical, Inc. Prior to this transaction, MSO Holdings, Inc. had no significant operations.

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

In connection with the reverse merger discussed in Note 3, the shareholders of MSO Medical, Inc received 1.53690425 shares of MSO Holdings, Inc. common stock for each share of MSO Medical, Inc. common stock. In addition, each preferred shareholder received 1.53690425 shares of MSO Holdings, Inc. redeemable preferred stock in exchange for each share of MSO Medical, Inc. redeemable convertible preferred stock. As a result, the stockholders of the Company effectively received 1.53690425 shares of common or preferred stock, as the case may be, of the post-merger Company for each share of common or preferred stock held in the pre-merger Company. All share amounts included in the financial statements have been retroactively restated to reflect the impact of this exchange ratio.

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

The amount of the pro forma charge has been determined using the Black-Scholes option pricing model, as permitted by FAS 123. For purposes of the calculation for fiscal 2005, management used a fair value of the common stock on the date granted, an average interest rate of 4.5% based on the U.S. Treasury Strip (zero-coupon) bonds, a projected volatility rate of 100%, a dividend yield of 0% and an expected life of 5 years for the grants. For the three and nine months ended September 30, 2004, there were no options issued or outstanding.

6.	INVESTMENTS

The cost, unrealized losses and fair values of the Company’s investment securities available for sale at September 30, 2005 and December 31, 2004 are summarized as follows:

7.	LINE OF CREDIT AGREEMENT

In January 2004, the Company entered into a secured revolving credit agreement that permits a maximum borrowing capacity of $1.0 million. Amounts available under this credit agreement depend on the amount of the Company’s eligible receivables. The credit agreement requires the Company to pay a commitment fee of 0.5% per annum on the average daily unused portion of the revolving loan. Borrowings under this agreement are secured by substantially all of the Company’s assets. Among other restrictions, the credit agreement includes certain restrictive covenants, including covenants related to indebtedness, related party transactions and investment limitations and requires the Company to comply with a number of affirmative covenants, including covenants related to its net worth and liquidity. The Company was not in compliance with the financial covenants at September 30, 2005. Had the Company been in compliance with the covenants, the amount available under the line of credit was approximately $0.2 million at September 30, 2005. As of November 1, 2005, the Company has not obtained a waiver for the defaults and continues to be in default of the required financial covenants. The credit agreement has a three- year term and borrowings bear interest at prime plus 2.0%, subject to a minimum interest rate of 7.5%. The Company had no borrowings under this credit facility as of September 30, 2005 and December 31, 2004.

8.	RELATED PARTY TRANSACTIONS

MSO Physicians, P.C. has employment agreements with the founding physicians who are also shareholders of the company. The agreements outline the roles and responsibilities of the physicians, their compensation plan and contain confidentiality and non-compete clauses. The compensation expense for the founding physicians was approximately $325,000 and $1,128,000 for the three months and nine months ended September 30, 2005 and approximately $255,000 and $1,069,000 for the three months and nine months ended September 30, 2004, respectively. As of September 30, 2005, two of the founding surgeon contracts have expired and as a result there has been a corresponding reduction in costs and obligations to these surgeons.

Eugene Terry, a member of the Board of Directors, provides business development consulting to the Company. The Company incurred approximately $9,000 and $28,000 of expenses for the three months and nine months ended September 30, 2005 and approximately $20,000 and $53,000 for the three months and nine months ended September 30, 2004, respectively, for these consulting services.

9.	RESTRUCTURING CHARGES

During the first quarter of 2005, as a result of the closing of certain programs and consolidation of certain functions, the Company reduced headcount and other operating expenses. Accordingly, $158,126 was charged to operations in 2005, consisting of $33,126 for severance costs for reductions in staff and $125,000 relating to early lease termination cost.

During the three month period ending September 30, 2005, restructuring payments of $32,194 were made for lease payments. The restructuring reserve balance was $61,590 as of September 30, 2005.

The following table provides a roll-forward of the liabilities incurred in connection with the business restructuring.

10.	REPURCHASE OF COMMON STOCK

In April 2005, in connection with a settlement of a dispute with a shareholder, the Company repurchased 1,536,904 shares of its Common Stock for $385,000. These shares have been retired and are no longer outstanding.

11.	ACQUISITION OF REIMBURSEMENT SPECIALISTS

Effective, October 1, 2004, the Company acquired all of the outstanding common units of an affiliated entity, Reimbursement Specialists, LLC, a Delaware limited liability Company (“Reimbursement Specialists” or “RS”) from the members of Reimbursement Specialists, LLC for no consideration because certain earn-out requirements were not met. The Chairman & CEO of MSO Medical, Inc. was the Manager of Reimbursement Specialists, LLC. and had day to day operating responsibility for this entity. In addition, all of the outstanding stock of Reimbursement Specialists, Inc., the majority shareholder of Reimbursement Specialists, LLC is held by a trust, of which the Chairman and CEO of MSO Medical, Inc. is a co-trustee, for the benefit of certain members of his immediate family. Effective September 1, 2005, RS no longer performs billing and collection services to any third party clients.

Reimbursement Specialists is a healthcare financial services company that provides billing reimbursement and collection services to entities in the healthcare industry. Reimbursement Specialists provided these billing and collection services to MSO Medical, Inc. prior to the acquisition.

The consideration for the acquisition was to consist of a number of shares of the Company’s Series A preferred stock to be determined based on certain performance criteria of the Company, including a minimum defined earnings target for the twelve months ending June 30, 2005. The maximum purchase price was set at $1,200,000 which was expected to equal approximately 1,308,004 shares of Series A preferred stock. Based on the Company’s actual performance during the relevant period, there will be no shares of Series A preferred stock issued for the acquisition of Reimbursement Specialists, LLC.

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

The acquisition was accounted for by the purchase method and, accordingly, the results of the Reimbursement Specialists, LLC operations have been included in the consolidated statement of operations since October 1, 2004. Unaudited pro forma results of operations for the three and nine months ended September 30, 2004 for the Company and Reimbursement Specialists, LLC, assuming the acquisition took place on January 1, 2004, are listed below:

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

Investors are cautioned that such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those that are anticipated in the forward-looking statements as a result of the impact of competition and competitive pricing, business conditions and growth in the industry, general and economic conditions and other risks. Investors should review the more detailed description of these and other possible risks contained in the Company’s filings with the Securities and Exchange Commission, including the Company’s Registration Statement on Form SB-2 (No: 333-127838).

Overview

MSO Holdings, Inc. (“MSO” or the “Company”) is an Obesity Disease Management company, which offers both a surgical and non-interventional weight loss treatment option to members of health plans, employees of self insured corporations and the general public. The Company was formed in July 2002 and began operations in January 2003.

Surgical treatment for obesity is offered through acute care hospitals where we have established a dedicated bariatric surgery center (each, a “CORI Center”). We enter into management services agreements with acute care hospitals to establish CORI Centers under our proprietary name Center for Obesity Related Illness (“CORI”). There are currently five such CORI Centers in operation. We also enter into management services agreements with highly skilled and experienced surgeons trained to perform the Sapala-Wood Micropouch® surgery as well as laparoscopic gastric bypass surgery and the Lap-Band procedure. Compensation from the hospital clients comes in the form of management fees which are based on the fair market value of the services we provide to the applicable hospital. The surgeons currently performing obesity related surgery at our CORI Centers have collectively performed over 8,000 gastric bypass surgeries in the last twenty years.

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

As required under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities”, the Company has evaluated its relationship with MSO Physicians, P.C., an entity that provides professional medical services at the hospitals for which MSO Medical, Inc. provides management services. MSO Physician’s only provides services at hospitals for which MSO Medical, Inc. provides management services and the operations of MSO Physicians, P.C. have been fully funded by advances from MSO Medical, Inc. As a result, MSO Medical Inc. is the primary beneficiary of MSO Physicians., P.C., a variable interest entity. The accounts of MSO Physician’s P.C. are included in the consolidated financial statements of MSO Medical, Inc. as of and for the three and nine months ended September 30, 2005 and 2004. MSO Physicians P.C. receives payments from third party insurers for the performance of bariatric surgery and professional medical services.

Three Months Ended September 30, 2005 Compared With Three Months Ended September 30, 2004

Revenues. For the three months ended September 30, 2005, revenues of $1,625,628 increased 6% as compared to revenues of $1,534,545 for the three months ended September 30, 2004. The following is a discussion of management fee revenues from hospital contracts and professional fee revenues from surgeries and ancillary procedures performed, which are the two primary sources of revenue for MSO. Other revenue includes revenue derived from the non-interventional weight loss program as well as from billing and collections services performed for third party customers. Effective September 1, 2005, there are no billing and collection services performed for third party clients.

Management fee revenue:

Hospital Management Fee Revenues were $1,129,298 for the three months ended September 30, 2005 versus $918,840 for the three months ended September 30, 2004, an increase of $210,458 or 23% as a result of new hospital programs. The new hospital contracts resulted in an increase in revenue of approximately $305,000 for the three months ended September 30, 2005 as compared to 2004.

Despite the increase in revenue, management fees were impacted by two hospital programs in New York that filed for bankruptcy at which MSO had bariatric surgery programs. The two bankruptcies in New York were Parkway Hospital, which filed in Q1 2005, and St. Vincent’s Hospital, which filed in Q3 2005. MSO has outstanding claims, which have been fully reserved, totaling approximately $364,000 for unpaid invoices and future contractual commitments for management fees of approximately $3 million. We are pursuing collection of these outstanding claims and hope to recover some amount, which if settled would have a positive impact on MSO’s financial results. We are working with our attorney’s to recover the contractual commitment. In addition, we are in negotiations with one bankrupt liquidator for the St. Vincent’s open receivables. These two bankruptcies have impaired MSO’s ability to perform surgeries in New York, and had we continued to operate under the contracts, the company would have realized additional management fee revenues of approximately $420,000 for the three months ended September 30, 2005. The two bankrupt programs accounted for $41,000 decline in management fee revenues for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Total surgeries performed for the three months ended September 30, 2005 were 209 compared to 228 surgeries for the three months ended September 30, 2004, a decrease of 19 surgeries or 8%. During the first quarter of 2005, MSO terminated three small hospital programs because the surgical volumes did not cover the fixed costs of operating these programs accounting for 15 surgeries in the prior period. The hospital management fee revenue from these three terminated programs for the three months ended September 30, 2004 was $54,000 compared to no revenue in the current year. In addition, the two bankrupt programs accounted for approximately 40 less surgeries being performed during the three months ended September 30, 2005.

MSO is in contract negotiations with other New York hospitals to replace the bankrupt hospital programs. With the replacement of the two bankrupt programs in New York, we expect management fee revenue to grow in 2006 compared to 2005 with an expanded hospital program network in New York and New Jersey.

Professional fee revenue:

Revenues derived from professional fees were $486,871 for the three months ended September 30, 2005 versus $615,705 for the three months ended September 30, 2004, a decrease of 21%. This decrease in professional fees is attributable to the lower number of surgeries performed as well as a lower number of ancillary procedures and consultations performed. We do not anticipate the professional fee revenue to grow as we are utilizing more contracted physicians to perform the surgeries versus employed physicians. The professional fees for surgeries performed by contracted physicians are not consolidated with our financial results and are therefore not a revenue source for MSO.

Expenses. Operating expenses were $2,454,808 for the three months ended September 30, 2005 versus $2,933,009 for the three months ended September 30, 2004, a decrease of 16% or $478,201. The decrease in operating expenses is primarily the result of lower payroll expenses and professional fees. Payroll costs declined $231,593 as a result of the closing of the three hospital programs and reduced headcount at the corporate office during the first quarter of 2005. Professional fees declined $238,787 due to less consulting fees for business development and capital raise expenses. Partially offsetting these decreases were increases in merger costs of $109,000 and other operating expenses due to costs associated with outsourcing the company’s payroll and benefits processing as well as recruiting costs for the non-interventional weight loss program.

The merger costs of $109,000 for the three months ended September 30, 2005 reflect legal and printing costs associated with filing the SB-2 registration statement as a result of the reverse merger (see Note 3 of the condensed consolidated financial statements).

While net marketing expenses as reported showed a decline over the prior year of $94,100, the hospitals at which MSO manages its CORI Centers expended approximately $160,000 for the three months ended September 30, 2005 to provide marketing support at such CORI Centers. No marketing expenditures were made by the hospitals during the three months ended September 30, 2004. Beginning in 2005, certain hospital program agreements require the applicable hospital to incur marketing expenditures to support the bariatric surgery programs at such hospital. Including the marketing expenditures of the applicable hospitals, total marketing expenses for the three months ended September 30, 2005 for MSO programs were $370,000 compared to $351,958 in the year ago period.

Depreciation expense increased $11,561 to $46,306 for the three months ended September 30, 2005 as compared to $34,745 for the three months ended September 30, 2004. The increase in depreciation expense relates to the purchase of additional computer and medical equipment for the new programs.

Interest Income. Interest income of $8,716 for the three months ended September 30, 2005 decreased $8,731 over the same period a year ago due to lower amount of cash to invest.

Interest Expense. For the three months ended September 30, 2005, the interest expense of $11,977 represents amortization of the deferred financing fees and the unused commitment fee on the line of credit facility. The interest expense for the three months ended September 30, 2004 included interest on the borrowings under the line of credit as well as the amortization of the deferred financing fees and unused commitment fee.

Loss on sale of securities. The loss on sale of securities represents realized losses from the sale of securities held for investment purposes. As of September 30, 2005, there is no cash held for investment purposes.

Provision for Income Taxes. The effective tax rate for the three months ended September 30, 2005 and 2004 was 0% as the company’s tax benefit was offset by a corresponding increase in the valuation allowance for deferred income taxes. Due to the significant losses incurred during 2005 and 2004 and the limited operating history of the Company, management determined that it was more likely than not that the Company’s deferred tax assets will not be realized.

Net Loss. The company had a net loss of $867,449 for the three months ended September 30, 2005 compared to a net loss of $1,405,478 for the same period in 2004, an improvement in the net loss of $538,029. The improvement in the net loss is primarily the result of lower operating expenses.

Amortization of redeemable convertible preferred stock issuance cost. The amortization expense increased $46,232 to $88,470 for the three months ended September 30, 2005 as the majority of the issuance costs from the preferred stock financing occurred during the third quarter of 2004. The issuance costs are being amortized from the issuance date through March 2008 which is the earliest redemption date.

Net Loss available to common shareholders. The company had a net loss available to common shareholders of $955,919 for the three months ended September 30, 2005 compared to a net loss of $1,447,716 for the same period in 2004, an improvement of $491,797, primarily as a result of lower operating expenses.

Nine Months Ended September 30, 2005 Compared With Nine Months Ended September 30, 2004

Revenues. For the nine months ended September 30, 2005, revenues of $5,565,692 were essentially flat with prior year’s revenues of $5,579,279 for the nine months ended September 30, 2004. The following is a discussion of management fee revenues from hospital contracts and professional fee revenues from surgeries ancillary procedures performed, which are the two primary sources of revenue for MSO.

Management fee revenue:

Revenues from hospital contracts were $3,493,340 in 2005 versus $3,516,825 in 2004, a decrease of $23,485 or 1%. Hospital management fees from the new hospital programs were offset by a decrease in management fees from one large hospital management contract, effective July 2004, which was entered into at a lower management fee than the previous contract with such hospital. The primary reason for the reduction in the monthly management fee at this hospital was lower patient volume than expected when the contract was originally entered into in 2004. The decrease in patient volume is a result of a major health insurance company requiring three to twelve months of documented weight loss and/or behavioral health counseling before approving a surgical procedure. The management fee revenue from this hospital was $2,340,000 for the nine months ended September 30, 2005 compared to $3,017,000 for the year ago period, a decrease of $677,000.

Total surgeries performed for the nine months ended September 30, 2005 were 745 compared to 795 surgeries for the nine months ended September 30, 2004, a decrease of 50 surgeries or 6%. During the first quarter of 2005, MSO terminated three small hospital programs because the surgical volumes did not cover the fixed costs of operating these programs as discussed earlier. The surgeries performed at these terminated programs were 132 surgeries in the nine months ended September 30, 2004 compared to 5 surgeries in the nine months ended September 30, 2005. The management fee revenue from these three programs was $15,000 and $365,000 for the nine months ended September 30, 2005 and 2004, respectively.

Also the management fee revenue was impacted by two hospital programs in New York filing for bankruptcy at which MSO had bariatric surgery programs. The two bankruptcies in New York were Parkway Hospital, which filed in the first quarter of 2005, and St. Vincent’s Hospital, which filed in the third quarter of 2005. MSO has outstanding claims, which have been fully reserved, totaling approximately $364,000 for unpaid invoices and future contractual commitments for management fees of approximately $3 million. We are pursuing collection of these outstanding claims and hope to recovery some amount, which if settled would have a positive impact on MSO’s financial results. We are working with our attorney’s to recover the contractual commitment. In addition, we are in negotiations with one bankrupt liquidator for St. Vincent’s open receivables. These two bankruptcies have impaired MSO’s ability to perform surgeries in New York, and had we continued to operate under the contracts, the company would have realized additional management fee revenues of approximately $763,000 for the nine months ended September 30, 2005.

The new hospital contracts for the nine months ended September 30, 2005 offset the decreased revenue from the terminated programs and the reduced management fee from the one contract discussed above. These new contracts resulted in an increase in revenue of $1,003,000 for the nine months ended September 30, 2005 as compared to 2004. The two bankrupt programs accounted for $335,000 of the increase in management fee revenues for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Also, MSO is in contract negotiations with other New York hospitals to replace the bankrupt hospital programs. With the replacement of the two bankrupt programs in New York, we expect management fee revenue to grow in 2006 compared to 2005 with an expanded hospital program network in New York and New Jersey.

Professional fee revenue:

Revenues derived from professional fees were $2,041,326 for the nine months ended September 30, 2005 versus $2,062,454 for the nine months ended September 30, 2004, a decrease of 1%. This decrease in professional fees is attributable to the lower number of surgeries performed, partially offset by an increase in professional fees from other ancillary procedures and consultations performed. We do not anticipate the professional fee revenue to grow as we are utilizing more contracted physicians to perform the surgeries versus employed physicians. The professional fees for surgeries performed by contracted physicians are not consolidated with our financial results and are therefore not a revenue source for MSO.

Expenses. Operating expenses for the nine months ended September 30, 2005 were $8,892,932 in 2005 versus $8,314,335 in 2004, an increase of 7% or $578,597. The increase in operating expenses is primarily the result of merger costs, professional fees and restructuring costs.

The merger costs of $556,261 for the nine months ended September 30, 2005 reflect costs associated with the reverse merger (see Note 3 to the condensed consolidated financial statements). The merger costs consisted of a payment of $280,000 to the shareholders of National Superstars, a finders’ fee commission of $33,000, legal and transfer agent expenses of $234,086. In addition, the Company issued 36,700 shares to the finders valued at $9,175 based upon the fair value of the stock at the time of issuance.

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

Professional fees increased $124,637 to $845,621 for the nine months ended September 30, 2005 primarily as a result of additional spending for a consulting project documenting MSO clinical results of $158,000, and an increase in IT consulting of $72,000 due to outsourcing the IT function. Partially offsetting these increases were decreases in legal and business development fees.

While net marketing expenses as reported showed a decline over prior year of $286,291, the hospitals at which MSO manages its CORI Centers expended approximately $389,000 for the nine months ended September 30, 2005 to provide marketing support at such CORI Centers. No marketing expenditures were made by the hospitals during the nine months ended September 30, 2004. Beginning in 2005, certain hospital program agreements require the applicable hospital to incur marketing expenditures to support the bariatric surgery programs at such hospital. Including the marketing expenditures of the applicable hospitals, total marketing expenses for the nine months ended September 30, 2005 for MSO programs were $1,272,000 compared to $1,169,000 in the year ago period.

Bad Debt expense decreased $105,209 to $239,791 for the nine months ended September 30, 2005 compared to $345,000 for the nine months ended September 30, 2004. The decrease is a result of the new billing system implemented in 2004, which has resulted in better tracking and follow up of unpaid invoices.

Depreciation expense increased $54,207 to $133,026 for the nine months ended September 30, 2005 as compared to $78,819 for the nine months ended September 30, 2004. The increase in depreciation expense relates to the purchase of additional computer and medical equipment for the new programs.

Interest Income. Interest income of $56,654 for the nine months ended September 30, 2005 increased $37,778 over the same period a year ago due to the interest from securities held for investments.

Interest Expense. For the nine months ended September 30, 2004, the interest expense of $35,010 represents amortization of the deferred financing fees and the unused commitment fee on the line of credit facility. The interest expense for the nine months ended September 30, 2004 included interest on the borrowings under the line of credit as well as the amortization of the deferred financing fees and unused commitment fee.

Loss on sale of securities. The loss on sale of securities represents realized losses from the sale of securities held for investment purposes. As of September 30, 2005, there is no cash held for investment purposes.

Provision for Income Taxes. The effective tax rate for the nine months ended September 30, 2005 and 2004 was 0% as the company’s tax benefit was offset by a corresponding increase in the valuation allowance for deferred income taxes. Due to the significant loss incurred during 2004 and the limited operating history of the Company, management determined that it was more likely than not that the Company’s deferred tax assets will not be realized.

Net Loss. The company had a net loss of $3,377,795 for the nine months ended September 30, 2005 compared to a net loss of $2,789,492 for the same period in 2004, an increase of $588,303. The majority of the increase is due to the merger costs of $556,261 for the reverse merger transaction as well as the impact of lower revenue of $677,000 associated with the renegotiation of one hospital management fee contract. These two items impacted the net loss by $1.1 million during the nine months ended September 30, 2005.

Amortization of redeemable convertible preferred stock issuance cost. The amortization expense increased $219,796 to $263,781 for the nine months ended September 30, 2005 as the majority of the issuance costs from the preferred stock financing was related to the closing in the third quarter of 2004. The issuance costs are being amortized from the issuance date through March 2008 which is the earliest redemption date.

Net Loss available to common shareholders. The company had a net loss available to common shareholders of $3,641,576 for the nine months ended September 30, 2005 compared to a net loss of $2,833,477 for the same period in 2004, an increase of $808,099. The increase is due to merger costs of $588,303 for the reverse merger transaction, the impact of lower revenue of $677,000 associated with the renegotiation of one hospital management fee contract and the increased amortization costs of $219,796 for the issuance costs on the redeemable convertible preferred stock. These items impacted the net loss by $1.3 million during the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2005, the Company had $1.3 million in cash and positive working capital of $1.2 million compared to $5.6 million in cash and investments and $4.9 million in working capital as of December 31, 2004.

For the nine months ended September 30, 2005, the Company used $3.7 million of cash from operations primarily to fund the operating loss. Changes in assets and liabilities during the year ended September 30, 2005 used cash of $841,000, primarily from increases in accounts receivables due to slower collections of hospital management fees. In addition, accrued liabilities have been reduced due to payments for audit fees, reverse merger costs, and contract settlements. Partially offsetting these above uses of cash was an increase in accounts payable primarily as a result of unpaid invoices from legal fees and a consulting project documenting clinical results.

During the nine months ended September 30, 2004, the Company used $1.1 million of cash from operations due to the operating loss of $2.8 million. Partially offsetting the operating loss, cash of $1.2 million was generated from changes in assets and liabilities during the nine months ended September 30, 2004. The cash generated was primarily due to collections of accounts receivables (as a result of the implementation of the new billing system), higher accrued wages and benefits due to timing of payroll period cutoff, and an increase in deferred revenue as a result of prepayments of hospital management fees.

For the nine months ended September 30, 2005, the Company generated $5.10 million of cash from investing activities of which $5.3 million (net of purchases) was from the sale of securities held for sale. The securities were held in a Fidelity short-term municipal mutual fund and could be liquidated immediately upon notice. Partially offsetting the proceeds from the sale of securities, the Company used $171,000 for the purchase of property and equipment. The purchase of property and equipment primarily reflect the addition of computer equipment and medical equipment to expand the programs as well as patient tracking software.

For the nine months ended September 30, 2004, the Company used cash of $371,000 from investing activities for the purchase of furniture, computer and medical equipment, leasehold improvements and patient tracking software.

For the nine months ended September 30, 2005, the Company used cash of $385,000 to repurchase 1,536,904 shares of common stock (see Note 10 of the Notes to Consolidated Financial Statements).

For the nine months ended September 30, 2004, the Company generated cash of $9.9 million from financing activities. The Company received net proceeds of $10.1 million from the Series A Convertible Preferred Stock offering. Partially offsetting the proceeds from the financing, the Company paid a distribution of $157,000 to the shareholders. In addition, the Company incurred $99,046 for financing fees associated with the line of credit.

As a result of cost reductions implemented in the second and third quarter of 2005, the Company believes it has adequate liquidity to meet current and planned liquidity needs to fund operations for at least the next 12 months. During the third quarter of 2005, the Company implemented cost reductions including salary and headcounts reductions, expected to result in a reduction of expenses of approximately $100,000 per month beginning in the fourth quarter of 2005.

There are a number of new hospital programs and obesity disease management programs in the contract negotiation stage, which once completed will increase revenue. Adding one or two of these new programs, depending on the size, will add enough revenue to obtain positive cash flow.

In addition, we expect to raise a minimum of $15 million through the sale of additional equity securities during the fourth quarter of 2005. The company has engaged a well recognized investment banking firm to raise this equity financing from institutional investors, which is expected to be completed during the fourth quarter. We currently have no commitments for any such sale of equity securities. The capital raised may be used to fund potential acquisitions.

In the event we are unable to obtain adequate financing through the completion of the sale of equity securities, or if the company’s revenue does not grow as anticipated, we would implement additional cost reductions in order to achieve positive cash flow.

ITEM 3. CONTROLS AND PROCEDURES

(a) The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of September 30, 2005 our disclosure controls and procedures were effective.

(b) There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business, we become involved in various disputes regarding our business; however, we do not believe that the ultimate resolution of any such dispute will be material to our business, financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

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

MSO Holdings, Inc.
(Registrant)
Date: November 9, 2005	By: /s/ Albert Henry
Albert Henry
Chairman and Chief Executive Officer
By: /s/ Tom Mason
Tom Mason
Chief Financial Officer