Form 10KSB
period 2005-12-31
MSO HOLDINGS INC
filed 2006-04-17
CIK 771556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 2-98395-NY

MSO HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	74-3134651
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
2333 Waukegan Road, Suite 175	60015
Bannockburn, Illinois
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including are code: (847) 267-0801

Securities registered under Section 12(b) of the Act:

None

Title of each class: None

Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act: None

        Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

        Revenues for the issuer’s fiscal year ended December 31, 2005 were $6,791,158.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Over-the-Counter Bulletin Board (“OTCBB”) administered by the National Association of Securities Dealers (“NASDAQ”) on December 31, 2005 was $274,000.

        The number of shares of the registrant’s common stock, $0.001 par value, outstanding at December 31, 2005 was 6,604,869.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this report on Form 10-KSB is incorporated by reference to the definitive Proxy Statement with respect to the 2006 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission (“SEC”) no later than 120 days after the end of the fiscal year covered by this report.

FORM 10-KSB

Signatures Certifications

i

FORWARD LOOKING STATEMENTS

        This document may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

        We wish to caution readers that these forward-looking statements are only predictions and that our business is subject to significant risks. The factors discussed herein, and other important factors, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results for 2006, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Such risks and uncertainties include, without limitation:

•	our inability to enter into additional agreements with relevant hospitals and healthcare providers;

•	our inability to obtain market acceptance;

•	our inability to grow our business efficiently;

•	possible competition from other products and services;

•	a changing regulatory environment; and

•	the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing.

        You should read this report with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this report by these cautionary statements.

ii

PART I

        Except for historical information, the matters set forth in this report are forward–looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth herein. MSO Holdings, Inc. refers you to cautionary information and risk factors contained elsewhere herein and in other documents filed with the SEC from time to time. As used herein, the term “We”, “Our”, “Us,” “Company” or “MSO” refer to MSO Holdings, Inc. and its subsidiaries taken as a whole.

ITEM 1. DESCRIPTION OF BUSINESS

Overview/History

        MSO Holdings, Inc. is an Obesity Disease Management company, which offers both a surgical and non-interventional weight loss treatment option to members of health plans, employees of self insured corporations and the general public.

        MSO was originally incorporated in the State of Nevada in 1983 under the name Valley Tech Industries, Inc. We subsequently changed our name to National Superstars, Inc. and ceased operations in 1989. Our business plan since that time was to seek to enter into a business combination with an entity that had ongoing operations through a reverse merger or other similar type of transaction.

        In furtherance of that business plan, on May 26, 2005, we reincorporated into the State of Delaware and acquired MSO Medical, Inc., a Delaware corporation (“MSO Medical”) through a merger of a wholly-owned subsidiary with and into MSO Medical (the “Merger”). Prior to this transaction, MSO Holdings, Inc. had no significant operations.

        For financial reporting purposes, the Merger has been reflected as a recapitalization of MSO Medical, Inc. and the historical financial statements of MSO Medical, Inc. are reported as the historical financial statements of the registrant.

        MSO is an obesity disease management company, which manages the provision of both a non-interventional weight loss (W-L) treatment option and a bariatric surgery option to members of health plans, employees of self insured corporations and the general public. Our obesity disease management programs have demonstrated measurable outcomes for obese individuals. Our programs utilize behavioral assessment in addition to a clinical evaluation of the individual’s health status and assessment of co-morbidities due to the disease of obesity. Many major US health plans require a certain number of months of non-interventional weight loss treatment before an individual may be qualified for the surgery option. Gastric bypass surgery is an elective surgical option covered by most health plans.

        We are building a non-interventional clinically and medically supervised weight-loss program to complement our bariatric surgery program. In July 2005, we initiated a three year contract to jointly establish an enhanced, non-interventional weight-loss program with a third party outsourced behavarioral coaching company. The non-interventional weight loss treatment programs include individualized telephonic counseling sessions supplemented by online coaching services performed by licensed behavioral healthcare professionals. Such therapists develop unique weight-loss plans for each enrollee, which include nutritional guidance from a licensed dietician, self-directed online weight loss support, web-based educational resources and interactive goal-setting using proprietary tracking software. We believe the historical success of our weight loss programs stems from the personalized approach we take in developing a unique patient plan coupled with ongoing support through telephonic and online sessions.

        The surgical treatment of obesity is offered by us through acute care hospitals where we have established a dedicated bariatric surgery center (each, a Center for Obesity Related Illness Center or “CORI Center”). The expertise required to identify, screen, treat and follow-up with bariatric surgery patients is significant. We address these issues by offering acute care hospitals the ability to out-source many aspects of the management of such bariatric surgery programs, while allowing them to benefit from offering patients an on-site solution. We operate our CORI Centers under a management services agreement with each acute care hospital. There are currently four such CORI Centers in operation. We also contract with highly skilled and experienced surgeons trained to perform specialized bariatric surgical procedures at our CORI Centers including the Sapala-Wood Micropouch® surgery, laparoscopic gastric bypass surgery and the Lap-Band procedure.

        With our current suite of products and services, we believe we are able to serve individuals with weight problems ranging from moderately overweight to clinically obese. Today, an estimated 65% of the U.S. adult population, or approximately 127 million individuals, are overweight, of which approximately 9 million individuals are classified as severely obese (more than one hundred pounds overweight). In 2003, it is estimated that Medicare/Medicaid spent over $75 billion to treat obesity-related diseases such as type 2 diabetes, heart disease, strokes and cancer. Individuals, insurance companies and employers alike are seeking solutions to address the rising costs and health risks posed by this epidemic.

        We do not provide professional medical or other health services to patients; however, throughout this document we may refer to services that we offer that include professional services. These professional services are provided by a “variable interest entity,” MSO Physicians, P.C., an entity that is wholly-owned by Dr. James Sapala (“MSO Physicians”) and other professional service providers that are not managed by us. Dr. Sapala is one of our founders and a principal stockholder.

The Obesity Epidemic

        From 1960 to 2000, the prevalence of obesity has steadily increased over the years among genders, all ages, all racial/ethnic groups, and all educational levels. The prevalence of obesity (BMI of greater than 30) during this same time period more than doubled from 13.3 to 30.9%, with most of this rise occurring in the past 20 years. A body mass index (“BMI”) above 40, which means approximately one hundred pounds overweight for men and about eighty pounds for women, indicates that a person is severely obese and therefore a candidate for gastric bypass surgery. From 1988 to 2000, the prevalence of severe obesity, or a BMI in excess of 40, increased from 2.9% to 4.7%, up from 0.8% in 1960.

        According to the National Institutes of Health (NIH) and the Surgeon General, approximately $123 billion of all U.S. healthcare related costs in 2004 were spent on obesity or obesity-related complications. Healthcare costs linked to obesity are greater than those related to smoking or alcohol abuse.

U.S. Market for Bariatric Surgery

        Approximately 65% of all Americans are overweight which is defined as being 10 to 30 pounds over a healthy weight. About 30%, or about sixty (60) million people, are clinically obese, which is defined as roughly 30 or more pounds over a healthy weight. Approximately 5%, or about nine (9) million people, are severely obese — those who are at least 100 pounds overweight. It has been shown that overweight individuals have increased risks of developing diabetes, heart disease, some types of cancer and a host of other health problems.

        While there are many modalities available to treat obesity, including prescription medications, weight loss programs, non-prescription medication, and diets, bariatric surgery has garnered much attention recently because it has been shown to be the only form of treatment that leads to sustained weight loss and long-term control of obesity. Long term studies with five plus years of follow-up have shown that the majority of weight loss surgery will lead to weight loss of between 50-75% of excess weight. However, like all surgery, bariatric surgery is not risk free and has historically had a 1% to 2% mortality rate. Nevertheless, because of the demonstrated success of weight loss surgery, many individuals are willing to accept the mortality rates of surgical management of their condition.

Competition

        The bariatric surgery market is extremely fragmented. Most bariatric surgery procedures are performed by individual surgeons or in small group practices where a single or group of general surgeon(s) may perform ten to twenty bariatric procedures per month at a given hospital as a part of a broader general surgery practice.

        In general, one can divide the bariatric programs into two camps: broad-based national programs (such as ours) and physician-run programs. We believe that our broad-based national approach is more effective and efficient than a physician run program. In a physician run program, with little infrastructure or marketing support, the time any given physician may devote to developing, marketing and operating his or her business is significantly limited by the amount of time that physician spends performing surgeries. The management and education needed to run a successful and profitable program entails more than just clinical knowledge.

        There are few programs similar to ours that are operating bariatric surgery programs in multiple markets or multiple locations. Listed below are the more prominent competing programs:

(a)	Barix (formerly Bariatric Treatment Centers or BTC) has for some years been the leading provider of bariatric surgery procedures in the Midwest. Barix does not contract with acute care hospitals to establish bariatric surgery programs. Barix is a regional competitor of ours in Michigan where Barix facilities are located. Barix operates programs in Scottsdale, AZ, Schaumburg & Belvidere, IL, Ypsilanti & Holland, MI, Groveport, OH, Langhorne & Chaddsford, PA, Wylie & Bedford, TX.

(b)	The WISH Centers (WISH) perform bariatric surgeries at approximately five centers in Aurora, IL, Tempe, AZ, San Antonio, TX, Renton, WA, and Springboro, OH.

(c)	LivLite operates approximately eleven programs at acute care hospitals in New Iberia, LA, Kingsburg & Los Angeles, CA, Scranton & Kane, PA, Houston, San Antonio & North Richland Hills, TX, Evansville, IN, Junction City, KS, and Dayton, OH. LiveLite is an experienced competitor of ours.

(d)	US Bariatric operates in the state of Florida and has now begun to offer more comprehensive services similar to those offered by us. To our knowledge, US Bariatric has not expanded outside of the State of Florida.

(e)	IVOW Inc. operates as a disease management and consulting company focusing on chronic and morbid obesity in the United States. It develops and markets products and services for the bariatric surgery market. The company provides program management, operational consulting, and clinical training services to physicians and hospitals involved in the medical and surgical treatment of morbidly obese patients. It also provides specialized vitamins to patients who have undergone obesity surgery. IVOW operates three programs at acute care hospitals in New York, Virginia and California.

MSO Physicians, P.C.

        We contract to provide certain management services to the surgeons or surgeon groups who perform clinical and surgical services at each CORI Center. The primary physician group performing patient care at each CORI Center is MSO Physicians, an entity owned by Dr. James Sapala. Dr. Sapala is one of our founders and principal stockholders.

        As required under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” we have evaluated our relationship with MSO Physicians. MSO Physicians provides services only at hospitals for which MSO Medical provides management services, and the operations of MSO Physicians have been fully funded by advances from MSO Medical. As a result, MSO Medical is the primary beneficiary of MSO Physicians, and we have concluded that MSO Physicians is a variable interest entity. As a result, the accounts of MSO Physicians are included in our consolidated financial statements; however, MSO Physicians receives payments for the performance if its professional services directly from third party insurers.

Government Regulations

        Our business is subject to significant government regulation. The healthcare industry is heavily regulated by federal and state statutes and regulations. Among these statutes is a section of the Social Security Act known as the federal anti-kickback statute. This law prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. Violation of this statute is a felony. The Office of the Inspector General of the Department of Health and Human Services has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the anti-kickback statute. Currently there are safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary co-insurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, ambulatory surgery centers, and referral agreements for specialty services.

        The Social Security Act also imposes criminal and civil penalties for submitting false claims to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered, misrepresenting actual services rendered in order to obtain higher reimbursement and cost report fraud. Like the anti-kickback statute, these provisions are very broad. Further, the Social Security Act contains civil penalties for conduct including improper coding and billing for unnecessary goods and services. Careful and accurate preparation and submission of claims for reimbursement must be performed in order to avoid liability.

        The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship for the provision of certain designated health services that are reimbursable by Medicare or Medicaid, including inpatient and outpatient hospital services. The law also prohibits the entity from billing the Medicare program for any items or services that stem from a prohibited referral. Sanctions for violating the Stark Law include civil money penalties up to $15,000 per item or service improperly billed and exclusion from the federal healthcare programs. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, professional services agreements, non-cash gifts having a value less than $300 and recruitment agreements.

        In addition, the states in which we operate have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians and laws that prohibit certain direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. These statutes vary from state to state, are often vague and seldom have been interpreted by the courts or regulatory agencies.

        Although we exercise care to structure our arrangements with healthcare providers to comply with the relevant federal and state laws and believe these arrangements comply with applicable laws in all material respects, we do not know whether the governmental officials responsible for enforcing these laws will assert that we, or transactions in which we are involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with our interpretations.

Malpractice Insurance

        Recently the American Society for Bariatric Surgery and the Society of American Gastrointestinal Endoscopic Surgeons provided guidelines for hospitals granting privileges for bariatric surgery. MSO Physicians has enrolled its three employed surgeons in Detroit in the malpractice coverage afforded by the Detroit Medical Center which provides coverage up to $1.0 million per occurrence and $3.0 million aggregate. All other surgeons who contract with us are required to carry malpractice coverage themselves or in their physician group practices in accordance with the levels set by us and our hospital clients, which are typically $1.0 million per occurrence and $3.0 million aggregate. We believe this coverage is sufficient for any contingent malpractice liability that may arise.

Employees

        At December 31, 2005, we had 44 full-time employees. Our employees are not represented by a labor union and we believe that relations with our employees are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

        We currently lease approximately 5,600 square feet at our corporate headquarters at 2333 Waukegan Road, Suite 175, Bannockburn, Illinois 60015. We also lease space in Michigan, New York and Florida. The aggregate monthly rent for all of our facilities is approximately $35,000. We have adequate space to meet our business requirements and our leases run through 2009.

ITEM 3. LEGAL PROCEEDINGS

        In the ordinary course of our business, we become involved in various disputes regarding our business; however, we do not believe that the ultimate resolution of any such dispute will be material to our business, financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The following action was approved on November 30, 2005 by the written consent of holders of the majority of our shares of common stock and Series A Convertible Preferred Stock (the “Majority Stockholders”). The consent satisfied the stockholder approval requirements for the proposed action. Each of the following actions was approved by 11,510,414 shares, or 60.2% of all the shares entitled to vote thereon.

        Action No. 1: The approval of an amendment to our Amended and Restated Certificate of Incorporation allowing our Board of Directors at any time prior to November 30, 2006 to choose to implement a reverse stock split of our then outstanding shares of common stock in a ratio of 1-for-2, 1-for-3, 1-for-4, 1-for-5 or 1-for-6 (the “Reverse Split”);

        In addition, a written consent was executed by the Majority Stockholders approving the following; however, each of the foregoing was contingent upon the completion of an equity financing and the acquisition of Resources for Living, L.P. (RFL), neither of which took place. Therefore, none of these actions is effective.

        On November 14, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RFL.  One of the conditions to the closing of this merger was that we raise at least $15,000,000 in financing to enable us to pay the purchase price for RFL.  The Merger Agreement also stated that either party could terminate the Merger Agreement unilaterally if the merger was not closed on or before December 31, 2005.  From November, 2005 through January, 2006, we sought to raise such funds but were unable to on terms that were acceptable to us.  On February 6, 2006, RFL terminated the merger agreement.

        Action No. 2: The approval of an amendment and restatement of our Amended and Restated Certificate of Incorporation to: (i) eliminate the existing Series A Convertible Preferred Stock, and (ii) authorize the issuance of up to Ten Million (10,000,000) shares of preferred stock with such rights, preferences and privileges as may be designated by our Board of Directors until the closing of our next equity financing;

        Action No. 3: The approval of a conversion of our Series A Preferred Stock at a ratio of one share of Series A Convertible Preferred Stock to 1.137635722 shares of common stock; and

        Action No. 4: The approval of an amendment to our 2004 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance under such plan from 2,305,356 to 5,000,000.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

        Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “MSOD.OB.” Prior to June 1, 2005, our common stock was quoted under the symbol “NSPS.OB.” Prior to June 1, 2005, there was no trading market in our common stock.

        The following table sets forth the high and the low bid price per share quoted on the OTCBB for the periods indicated:

	High	Low
Fiscal 2005
Quarter ended December 31, 2005	$1.10	$0.41
Quarter ended September 30, 2005	$2.00	$0.50
Quarter ended June 30, 2005	$0.50	$0.25
Quarter ended, March 31, 2005	NA	NA

        These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

        As of April 10, 2006, the last reported sales price for our common stock was $0.29 per share.

        As of December 31, 2005, there were 577 stockholders of record of our common stock. In addition, there are beneficial owners of our common stock whose shares are held in street name and, consequently, we are unable to determine the actual number of beneficial holders of our common stock.

Dividend Policy

        Since our incorporation, we have never declared or paid any dividends on our capital stock. We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any dividends in the foreseeable future. In addition, we may not declare or pay a dividend without the prior approval of holders of a majority of our Series A Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2005 related to our equity compensation plans in effect as of that date.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans	1,491,637	$0.14	761,464
approved by security holders
Equity Compensation Plans not	691,072	$0.36	0
approved by security holder
Total	2,182,709	$0.21	761,464

(1)     The description of the material terms of the non-plan issuances of equity instruments is discussed in Note 8 of the accompanying consolidated financial statements.

Recent Sales of Unregistered Securities

        During the last three years, we have issued the following unregistered securities. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering.

        In September 2003, MSO Holdings, Inc. (f/k/a National Superstars) issued 150,000 shares of our common stock to Pride, Inc. in consideration for $30,000 and certain services rendered to the registrant.

        In September 2004, MSO Holdings, Inc. (f/k/a National Superstars) issued 9,000 shares of our common stock to certain service providers in satisfaction of services valued at $8,967.

        On May 26, 2005, we issued an aggregate of 6,147,617 shares of common stock and an aggregate of 12,562,262 shares of Series A Convertible Preferred Stock to the former holders of capital stock of MSO Medical, Inc. (“Merger”). In connection with the Merger each share of MSO Medical, Inc. common was exchanged for 1.53690425 shares of MSO Holdings, Inc. common stock and each share of MSO Medical, Inc. Series A Convertible Preferred Stock was exchanged for 1.53690425 shares of MSO Holdings, Inc. Series A Convertible Preferred Stock.

        On May 26, 2005, we issued an additional 36,700 shares to certain individuals as compensation for services rendered to the registrant in connection the Merger.

        The offers, sales and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by the issuer not involving a public offering. The recipients of the securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access to information about the registrant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under “Risk Factors.”

Company Overview

        MSO is an Obesity Disease Management company, which offers both a surgical and non-interventional weight loss treatment option to members of health plans, employees of self insured corporations and the general public.

        MSO was originally incorporated in the State of Nevada in 1983 under the name Valley Tech Industries, Inc. We subsequently changed our name to National Superstars, Inc. and ceased operations in 1989. Our business plan since that time had been to seek to enter into a business combination with an entity that had ongoing operations through a reverse merger or other similar type of transaction.

        In furtherance of that business plan, on May 26, 2005, we reincorporated into the State of Delaware and acquired MSO Medical through a merger of a wholly-owned subsidiary with and into MSO Medical.. Prior to this transaction, MSO Holdings, Inc. had no significant operations.

        For financial reporting purposes, the Merger has been reflected as a recapitalization of MSO Medical, Inc. and the historical financial statements of MSO Medical, Inc. are reported as the historical financial statements of the registrant.

        MSO is an obesity disease management company, which manages the provision of both a non-interventional weight loss (W-L) treatment option and a bariatric surgery option to members of health plans, employees of self insured corporations and the general public. Our obesity disease management programs have demonstrated measurable outcomes for obese individuals. Our programs utilize behavioral assessment in addition to a clinical evaluation of the individual’s health status and assessment of co-morbidities due to the disease of obesity. Many major US health plans require a certain number of months of non-interventional weight loss treatment before an individual may be qualified for the surgery option. Gastric bypass surgery is an elective surgical option covered by most health plans.

        We are building a non-interventional clinically and medically supervised weight-loss program to complement our bariatric surgery program. In July 2005, we initiated a three year contract to jointly establish an enhanced, non-interventional weight-loss program with a third party outsourced behavarioral coaching company. The non-interventional weight loss treatment programs include individualized telephonic counseling sessions supplemented by online coaching services performed by licensed behavioral healthcare professionals. Such therapists develop unique weight-loss plans for each enrollee, which include nutritional guidance from a licensed dietician, self-directed online weight loss support, web-based educational resources and interactive goal-setting using proprietary tracking software. We believe the historical success of our weight loss programs stems from the personalized approach we take in developing a unique patient plan coupled with ongoing support through telephonic and online sessions.

        The surgical treatment of obesity is offered by us through acute care hospitals where we have establishd a dedicated bariatric surgery center (each, a Center for Obesity Related Illness Center or “CORI Center”). The expertise required to identify, screen, treat and follow-up with bariatric surgery patients is significant. We address these issues by offering acute care hospitals the ability to out-source many aspects of the management of such bariatric surgery programs, while allowing them to benefit from offering patients an on-site solution. We operate our CORI Centers under a management services agreement with each acute care hospital. There are currently four such CORI Centers in operation. We also contract with highly skilled and experienced surgeons trained to perform specialized bariatric surgical procedures at our CORI Centers including the Sapala-Wood Micropouch® surgery, laparoscopic gastric bypass surgery and the Lap-Band procedure.

        We do not provide professional medical or other health services to patients; however, throughout this document we may refer to services that we offer that include professional services. These professional services are provided by a “variable interest entity,” MSO Physicians, P.C., an entity that is wholly-owned by Dr. James Sapala (“MSO Physicians”) and other professional service providers that are not managed by us. Dr. Sapala is one of our founders and a principal stockholder.

        As required under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities”, the Company has evaluated its relationship with MSO Physicians, P.C., an entity that provides professional medical services at the hospitals for which MSO Medical, Inc. provides management services. MSO Physician’s only provides services at hospitals for which MSO Medical, Inc. provided management services and the operations of MSO Physicians, P.C. have been fully funded by advances from MSO Medical, Inc. As a result, MSO Medical Inc. is the primary beneficiary of MSO Physicians., P.C., a variable interest entity. The accounts of MSO Physician’s P.C. are included in the consolidated financial statements of MSO Medical, Inc. as of and for the years ended December 31, 2005 and 2004. MSO Physicians P.C. receives payments from third party insurers for the performance of bariatric surgery and professional medical services in the form of professional fees.

Critical Accounting Policies

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses included in the financial statements. Estimates are based on historical experience and other information currently available, the results of which form the basis of such estimates. While we believe our estimation processes are reasonable, actual results could differ from those estimates. The following represent the estimates considered most critical to our operating performance and involve the most subjective and complex assumptions and assessments.

Allowance for Doubtful Accounts

        Our ability to collect outstanding professional fee receivables from third party payors and patients as well as receivables due under our hospital management contracts is critical to our operating performance and cash flows.

        The primary collection risk with regard to patient receivables lies with uninsured patient accounts or patient accounts for which primary insurance has paid but the portion owed by the patient remains outstanding. We estimate the allowance for doubtful accounts primarily based upon the age of the accounts since patient discharge date. We continually monitor our accounts receivable balances and utilize cash collection data to support our estimates of the provision for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on our results of operations and cash flows.

        The primary collection risk with regard to receivables due under management contracts is attributable to contractual disputes. We estimate the allowance for doubtful accounts for these receivables based primarily upon the specific identification of potential collection issues. As with our patient receivables, we continually monitor our accounts receivable balances and utilize cash collection data to support our estimates of the provision for doubtful accounts.

Allowance for Contractual Discounts

        The Company receives payment for the professional medical services rendered primarily from privately sponsored managed care and commercial insurance plans for which payment is often made based on terms defined under contracts. Amounts received are generally less than the established billing rates and the differences (contractual allowances) are reported as deductions from the patient service revenue at the time the service is rendered. The various managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided to patients. We estimate the allowance for contractual discounts based on historical cash collections on a payor-specific basis. We continually monitor our accounts receivable balances and utilize cash collection data to support our estimates of the allowance for contractual discounts. Significant changes in payor mix or business office operations could have a significant impact on our results of operations and cash flows. The services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by our management.

Income Taxes

        As part of our process for preparing our consolidated financial statements, our management is required to compute federal and state income taxes. This process involves estimating the tax benefit or expense of future deductible and taxable temporary differences. The future deductible and taxable temporary differences are recorded as deferred tax assets and liabilities which are components of our balance sheet. Management then assesses the realizability of the deferred tax assets based on reversals of deferred tax liabilities and, if necessary, estimates of future taxable income. If management determines that some or all of a deferred tax asset will more likely than not be realized, then a valuation allowance is recorded against the deferred tax asset. At December 31, 2005, given the significant losses incurred by the Company during 2005 and 2004 and the limited operating history of the Company, the Company has established a valuation reserve of $2.6 million to reduce the net deferred tax asset to zero.

Advertising Expense

        The Company expenses the production costs of advertising as incurred. The costs of communicating advertising are expensed the first time the advertising takes place. Total advertising expense was $1.2 million and $1.0 million for the years ended December 31, 2005 and 2004, respectively, of which $632,000 and zero was reimbursed by the hospitals for the years ended December 31, 2005 and 2004, respectively. Advertising expenditures included in prepaid expenses were $5,000 and $47,000 as of December 31, 2005 and 2004, respectively.

Year Ended December 31, 2005 Compared With Year Ended December 31, 2004.

Revenues. For the year ended December 31, 2005, revenues of $6,791,158 decreased 9% as compared to revenues of $7,435,486 for the year ended December 31, 2004. The following is a discussion of management fee revenues from hospital contracts and professional fee revenues from surgeries and ancillary procedures performed, which are the two primary sources of revenue for MSO. Other revenue includes revenue derived from the non-interventional weight loss program as well as from billing and collections services performed for third party customers. Effective September 1, 2005, there are no billing and collection services performed for third party clients.

Management fee revenue:

        Revenues from hospital contracts during 2005 were $4,372,306 versus $4,602,891 in 2004, a decrease of $230,585 or 5%. Hospital management fees from new hospital programs were offset by a decrease in management fees from one large hospital management contract, effective July 2004, which was entered into at a lower management fee than the previous contract with such hospital. The primary reason for the lower monthly management fee at this hospital was due to a reduced size of the program than what was originally expected when the contract was signed. The program size was lower as a result of health insurance plans requiring three to twelve months of documented weight loss and/or behavioral health counseling before approving a surgical procedure as well as increased competition from new programs started. The management fee revenue decreased for the twelve months ended December 31, 2005 by $677,000 from this hospital. This hospital management fee was decreased again, effective January 1, 2006, by $624,000 per year due to the anticipated program size.

        Also the management fee revenue was impacted by two hospital programs in New York filing for bankruptcy at which MSO had bariatric surgery programs. The two bankruptcies in New York were Parkway Hospital, which filed in the first quarter of 2005, and St. Vincent’s Hospital, which filed in the third quarter of 2005. The two bankrupt programs accounted for $239,000 of the increase in management fee revenues for the twelve months ended December 31, 2005 compared to the twelve months ended December 31, 2004. We are no longer providing management services to these two New York hospitals.

        During the first quarter of 2005, MSO terminated three small hospital programs because the surgical volumes did not cover the fixed costs of operating these programs. The management fee revenue from these three programs was $15,000 and $494,000 for the twelve months ended December 31, 2005 and 2004, respectively.

        New hospital contracts entered into during 2005 partially offset the decreased revenue from the terminated programs and the reduced management fee from the one contract discussed above. These new contracts resulted in an increase in revenue of $686,000 for the twelve months ended December 31, 2005 as compared to 2004.

        Total surgeries performed for the twelve months ended December 31, 2005 were 910 compared to 1051 surgeries for the twelve months ended December 31, 2004, a decrease of 141 surgeries or 13%. The surgeries performed at these terminated programs were 140 surgeries in the twelve months ended December 31, 2004 compared to 5 surgeries in the twelve months ended December 31, 2005.

        We expect management fee revenue to decline in 2006 due to re-negotiation of our hospital program contracts as a result of re-assessing the fair market value of services due to: (i) a shift away from employing physicians and operating clinics through MSO Physicians, P.C. and utilizing contract surgeons or surgeons employed by the hospital and (ii) re-assessing the fair value of services offered for one hospital due to the reduced size of the program compared to what was originally expected when the contract was signed.

Professional fee revenue:

        Revenues derived from professional fees were $2,386,611 for the twelve months ended December 31, 2005 versus $2,821,631 for the twelve months ended December 31, 2004, a decrease of 15%. This decrease in professional fees is attributable to the lower number of surgeries performed as well as utilizing contracted physicians to perform surgeries. We anticipate the professional fee revenue to decline in 2006 as we are utilizing more contracted physicians to perform the surgeries versus physicians employed by MSO Physicians, P.C. The professional fees for surgeries performed by contracted physicians are not consolidated with our financial results and are therefore not a revenue source for MSO.

        While our shift away from using physicians employed by MSO Physicians, P.C. and operating clinics to utilizing contracted physicians has reduced our revenue, our corresponding expenses have been reduced to more than offset this decline. For the twelve months ended December 31, 2005, there was approximately $800,000 of professional fee revenue and $2.7 million of operating expenses from programs that no longer exist or now utilize contracted physicians.

Expenses. Operating expenses for the twelve months ended December 31, 2005 were $12,229,338 in 2005 versus $12,785,209 in 2004, a decrease of 4% or $555,871. The decrease in operating expenses is primarily the result of lower payroll expenses, marketing, travel and entertainment, and office expenses. These expense savings were partially offset by higher expenses for reverse merger costs, depreciation, insurance, bad debt expenses and other operating expenses.

        Payroll costs declined $893,814 as a result of the closing of the three hospital programs, outsourcing the clinic operations, and reduced headcount at the corporate office.

        While net marketing expenses as reported showed a decline over prior year of $698,260, the hospitals at which MSO manages its CORI Centers expended approximately $632,000 for the twelve months ended December 31, 2005 to provide marketing support at such CORI Centers. No marketing expenditures were made by the hospitals during the twelve months ended December 31, 2004. Beginning in 2005, certain hospital program agreements require the applicable hospital to incur marketing expenditures to support the bariatric surgery programs at such hospital. Including the marketing expenditures of the applicable hospitals, total marketing expenses for the twelve months ended December 31, 2005 for MSO programs were $1,524,487 compared to $1,590,747 in the 2004.

        Travel and Entertainment decreased $140,043 or 31% when compared to 2004 due to less people traveling in 2005 compared to 2004 as well as a higher number of new programs starting up in 2004 which required more travel.

        Office expenses declined $82,987 or 18% when compared to 2004 due to the lower number of programs where MSO operates the clinics.

        The merger costs of $550,435 for the twelve months ended December 31, 2005 reflect costs associated with the reverse merger (see Note 1 to the condensed consolidated financial statements). The merger costs consisted of a payment of $280,000 to the shareholders of MSO Holdings, Inc. (f/k/a National Superstars), a finders’ fee commission of $33,000, legal and transfer agent expenses of $228,260. In addition, the Company issued 36,700 shares to the finders valued at $9,175 based upon the fair value of the stock at the time of issuance.

        Depreciation expense increased $211,506 to $330,052 for the twelve months ended December 31, 2005 as compared to $118,546 for the twelve months ended December 31, 2004. Depreciation expense increased $136,000 due to a change in the estimated useful life of computer equipment and software from 60 months to 36 months. In addition, depreciation expense increased due to the purchase of additional computer equipment and software.

        Bad Debt expense increased $152,463 to $543,277 for the twelve months ended December 31, 2005 compared to $390,814 for the twelve months ended December 31, 2004 due to a write-off of management fees from the St. Vincent hospital bankruptcy as well as write-offs of management fee receivables due to contract re-negotiations as a result of re-assessing the fair market value of services due to a shift away from using physicians employed by and operating clinics through MSO Physicians, P.C. and utilizing contract surgeons or surgeons employed by the hospital. This increase was partially offset by a decline in bad debt expense for professional fee receivables as a result of the new billing system implemented in 2004, which has resulted in better tracking and follow up of unpaid invoices.

        Business insurance increased $77,911 to $139,646 for the twelve months ended December 31, 2005 due to higher Director’s & Officers insurance premiums as a result of the reverse merger in May 2005.

        Other operating expenses increased $157,887 to $341,169 for the twelve months ended December 31, 2005 due to $114,396 relating to the aborted acquisition of Resources for Living, LP, $51,462 for the associated financing that did not close and $67,699 for the loss on disposal of fixed assets relating to closing certain clinic operations. For the year ended December 31, 2004, other operating expenses included an impairment charge for goodwill of $73,000 relating to the acquisition of Reimbursement Specialists (see Note 15).

        As a result of the shift in the business model away from the use of physicians employed by MSO Physicians, P.C. and operating clinics as well as other corporate expense reductions implemented in Q1 2006, the current operating expense run rate has been reduced to approximately $6 million per year.

Income (Loss) from Operations. The Loss from Operations of $5,370,481 for the year ended December 31, 2005 is a slightl decrease of $20,758 from the Loss from Operations of $5,349,723 in 2004.

Interest Income. Interest income of $62,325 for the twelve months ended December 31, 2005 increased 3% over the same period a year ago due to the interest from securities held for investments. As of December 31, 2005, there is no cash held for investment purposes and therefore no further interest income will be earned.

Interest Expense. For the twelve months ended December 31, 2004, the interest expense of $121,962 increased $33,953 over 2004. For 2005, the interest expense includes amortization of the deferred financing fees of $72,811, a termination fee of $40,000 relating to canceling the Line of Credit Facility in December 2005, as well as unused commitment fees on the line of credit facility. The interest expense for the twelve months ended December 31, 2004 included interest on the borrowings under the line of credit as well as the amortization of the deferred financing fees of $34,530 and unused commitment fee.

Loss on sale of securities. The loss on sale of securities represents realized losses from the sale of securities held for investment purposes. As of December 31, 2005, there is no cash held for investment purposes.

Provision for Income Taxes. The effective tax rate for the twelve months ended December 31, 2005 and 2004 was 0% as the company’s tax benefit was offset by a corresponding increase in the valuation allowance for deferred income taxes. Due to the significant loss incurred during 2005 and 2004 and the limited operating history of the Company, management determined that it was more likely than not that the Company’s deferred tax assets will not be realized.

Net Loss. The Company had a net loss of $5,570,016 for the twelve months ended December 31, 2005 compared to a net loss of $5,377,101 for the same period in 2004, a decrease in the loss of $192,915. The net loss for 2005 included reverse merger costs of $550,435 for the reverse merger transaction

Deemed dividend to preferred shareholders. The deemed dividends reflect the amortization of the issuance costs from the preferred stock financing. The deemed dividend increased $220,670 to $352,739 for the twelve months ended December 31, 2005 as the majority of the issuance costs from the preferred stock financing was related to the closing in the third quarter of 2004. The issuance costs are being amortized from the issuance date through March 2008 which is the earliest redemption date.

Net Loss available to common shareholders. The Company had a net loss available to common shareholders of $5,922,755 for the twelve months ended December 31, 2005 compared to a net loss of $5,509,170 for the same period in 2004, an increase in the net loss of $413,585. The increase is due to increased merger costs of $500,435 for the reverse merger transaction, the impact of lower revenue of $677,000 associated with the renegotiation of one hospital management fee contract and the increased deemed dividend to preferred shareholders of $220,670. These items impacted the net loss available to common shareholders by $1.4 million during the twelve months ended December 31, 2005. These increases in the net loss were partially offset by lower expenses due to the shift in the business model away from the use of physicians employed by MSO Physicians, P.C. and operating clinics as well as other corporate expense reductions.

Liquidity and Capital Resources

For year ended December 31, 2005 and 2004:

        On December 31, 2005, the Company had $911,690 in cash and negative working capital of $729,627 compared to $5,595,045 million in cash and investments and positive working capital of $4,865,261 as of December 31, 2004. The decline in cash and working capital is principally due to the loss from operations. The Company has suffered recurring losses from operations and has an accumulated deficit and working capital deficiency at December 31, 2005 that raises substantial doubt about its ability to continue as a going concern as noted in the report of our Independent Registered Public Accounting Firm.

        The Company used $4,029,787 million of cash from operations for the year ended December 31, 2005 primarily to fund the operating loss. Changes in assets and liabilities during the year ended December 31, 2005 generated $367,655 of cash primarily through increases in accounts payable balances. Accounts payable balance increased due to higher legal fees and stretching of payments for advertising costs.

        The Company used $4,134,491 million of cash from operations for the year ended December 31, 2004 primarily to fund the operating loss. Changes in assets and liabilities during the year ended December 31, 2004 generated $671,448 of cash primarily through lower accounts receivables due to better collections as a result of implementing new billing system and an increase in accrued liabilities due to an increase in accruals for professional fees and costs associated with the contemplated reverse merger transaction with MSO Holdings, Inc. (f/k/a National Superstars).

        For the year ended December 31, 2005, the Company generated $5,076,586 million of cash from investing activities of which $5,297,353 million (net of purchases) was from the sale of securities held for sale. The securities were held in a short-term municipal mutual fund and could be liquidated immediately upon notice. Partially offsetting the proceeds from the sale of securities, the Company used $220,767 for the purchase of property and equipment. The purchase of property and equipment primarily reflect the addition of computer equipment and medical equipment as well as patient tracking software.

        For the year ended December 31, 2004, the Company used $5,781,989 of cash in investing activities of which $412,437 was for the purchase of property and equipment and $5,369,552 million (net of proceeds) was for the purchase of securities held for sale. The securities are held in a short-term municipal mutual fund and can be liquidated immediately upon notice. The purchase of property and equipment primarily reflect the addition of computer equipment and medical equipment to expand the programs as well as computer software purchased for billing and accounting.

        For the year ended December 31, 2005, the Company used cash of $380,015 from financing activities, which $385,000 was used to repurchase 1,536,904 shares of common stock. Partially offsetting the cash used, the Company generated $6,793 from the exercise of stock options.

        For the year ended December 31, 2004, the Company generated cash of $10,055,224 principally from financing activities in relation to the Series A Convertible Preferred Stock offering. The Company received net proceeds of $10,511,430 million from the Series A Convertible Preferred Stock offering (see Note 12 of the Notes to Consolidated Financial Statements). Partially offsetting the proceeds from the financing, the Company repaid $200,000 of shareholder payable, made a distribution to shareholders of $157,160 and paid $99,046 for financing fees associated with the Company’s former line of credit.

        Based upon the current level of revenues and the cash position, the Company will need to raise additional capital in prior to the end of the second quarter of 2006 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including raising additional funding through an equity or debt financing.  We are in discussion with our existing Series A Preferred Stockholders to provide additional funding in exchange for a Senior Secured Convertible Loan Note. In order to finance existing operations and pay current liabilities over the next twelve months, the Company will need to raise $2.5 million of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or worst case cease operations.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Impact of Inflation

        Management believes that inflation has not had a material impact on the Company’s business, its revenues or its income (loss) from operations.

Factors That May Affect Future Results

        You should carefully consider the risks and uncertainties described below and other information in this report. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial may also harm our business operations. If any of these risks or uncertainties occurs, it could have a material adverse effect on our business.

RISK FACTORS

        Investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

        This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We wish to caution readers that these forward-looking statements are only predictions and that our business is subject to the risk factors described below. We would also like to clarify that the risk factors described below relate to the business of MSO Holdings, Inc. and its wholly-owned operating subsidiary, MSO Medical, Inc., on a combined and consolidated basis and that no inference should be drawn as to the magnitude of any particular risk from its position in the list.

RISKS RELATED TO OUR BUSINESS

        Our financial status creates doubt whether we will continue as a going concern for the next twelve months. We will need to seek additional financing in the immediate future, which may not be available on favorable terms, or at all.

        Based upon our current level of revenues and cash position, we will need to raise significant additional capital prior to the end of the second quarter of 2006 in order to fund our current operations. This raises substantial doubt about our ability to continue as a going concern as noted in the report of our independent registered public accounting firm. We are pursuing several alternatives to address this situation, including raising additional funding through an equity or debt financing. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or in worse case, cease operations. Therefore, no assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

        Additional financing may consist of (i) the sale of additional common stock or preferred stock; (ii) loans from affiliates, banks or other lending institutions; or (iii) co-venture or other financing arrangements with suppliers, technology developers, distributors, or other persons or entities. Providers of any such additional financing may require repayment, interest, fees, participations or other payments from revenues derived from our products and services, which may significantly reduce any revenues and/or profits that we may generate, and any additional equity financing will dilute our existing stockholders.

        We have a limited operating history on which to evaluate our potential for future success.

        We were formed in July of 2002 and have been operating since January 1, 2004. Accordingly, we face many of the risks and uncertainties encountered by early stage companies without proven business models. Consequently, evaluating an investment in us and predicting our future results based upon our past performance is difficult, if not impossible, particularly with respect to our ability to obtain and retain business relationships with relevant hospitals and physicians, to generate and sustain a revenue base sufficient to cover operating expenses and to achieve profitability.

        We have not yet achieved market acceptance, and we may never do so. If the market for our products and services does not develop or grows more slowly than anticipated, we may not be able to implement our business plan.

        We plan to establish CORI Centers in selected markets throughout the United States and to provide management services to the hospitals that host these CORI Centers and the healthcare professionals who provide the professional services within these CORI Centers. In addition, we intend to enter into management services agreements with non-interventional weight loss health care professionals. While we plan to offer such management services in a cost-efficient manner, demand for our products and services and our ability to attract and retain contracts with acute care hospitals and other healthcare service professionals is highly uncertain, and we cannot be certain that there will be significant acceptance of our products and services in our target markets. To be successful, we need to develop a recognized brand name in the markets in which we operate and must maintain a good reputation for quality, innovation and service. Our sales and marketing efforts to date have been limited. While we intend to increase these efforts significantly over time, we do not know if this will result in any additional brand recognition or revenues. In addition, because the market for our products and services is new and evolving, it is difficult to predict the market’s size or its potential growth rate, if any. If the market for our products and services does not develop or grows more slowly than anticipated, we may not be able to implement our business plan.

        We must enter into agreements with additional hospitals, surgeons and non-interventional weight loss service providers to achieve our growth strategy. The time it takes to conclude these agreements may extend or delay the implementation of our growth strategy, and our inability to conclude or retain these agreements may prevent us from implementing our growth strategy altogether.

        In order to establish each CORI Center, we must enter into a management services agreement with the applicable host hospital and a management services agreement or agreements with the surgeons who will perform the health care services at the applicable CORI Center. In order to offer non-interventional weight loss services, we must enter into management services agreements with the appropriate non-interventional weight loss health care professionals. We never know when the negotiations for the establishment of our CORI Centers will be protracted or will ultimately prove impossible or whether we will be able to identify appropriate non-interventional weight loss health care professionals. Because of our limited experience in negotiating and concluding these agreements, we cannot accurately predict the time and expense involved, and any unexpected delays could prevent the execution of our strategic plan. If we are unable to enter into a significant number of these agreements, it may prevent us from implementing our growth strategy altogether.

        We derive a significant portion of our revenue from a single hospital client, the loss of which could materially and adversely effect our business.

        In 2005 and 2004, we derived approximately forty-six percent (46%) and fifty-one percent (51%) of our revenue, respectively, from one hospital contract. Our management services agreement with this hospital is currently expected to expire on December 31, 2006. While we expect to renew this agreement, if this agreement is not renewed or if this agreement is terminated prior to its expiration in accordance with its terms, we could experience a significant decrease in revenues which would could materially and adversely effect our business and results of operations.

        We will need to increase the size of our organization, and we may encounter difficulties managing our growth, which could adversely affect our results of operations.

        We will need to expand and effectively manage our operations and facilities in order to establish our CORI brand and successfully implement our business plan. Growth in our business will place a significant strain on our management systems and resources. We will need to continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our workforce. We expect that the number of our employees will continue to increase for the foreseeable future. It is possible that our human resources and infrastructure may be inadequate to support our future growth. To manage our growth, we will be required to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to manage our growth in an efficient manner, our results of operations may suffer.

        We are subject to extensive competition. If we are unsuccessful in establishing and maintaining a competitive advantage, our business will be adversely affected.

        While we believe that few companies have developed services comparable to ours, certain other broad-based national bariatric programs and physician-run bariatric programs have already entered the U.S. morbidly obese marketplace. Although we believe our broad-based national bariatric program is more effective in terms of utilizing investment dollars than a physician run bariatric program, it is still important that we create and maintain a client-centric philosophy and establish name recognition in an expeditious manner. In addition to focusing on our clients, we must also be vigilant in confirming the superiority of our products and services. Competitors may develop products or services that are superior to, or have greater market acceptance than our solutions, and we expect additional competitors in the future. If we are unsuccessful in establishing and maintaining these goals, our business, financial condition and results of operations will be adversely affected.

        We expect that our results of operations will fluctuate, which may make it difficult to predict our future performance from period to period.

        Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Some of the factors that could cause our operating results to fluctuate from period to period include:

•	the timing and number of management services agreements we enter into with acute care hospitals;

•	the timing and number of surgeries performed in any given quarter;

•	the rate of expansion of our business development efforts;

•	the effect of competing services and products and market developments; and

•	general and industry specific economic conditions.

        We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

        A malpractice claim against any CORI Center could negatively impact our brand and operations.

        Like any other entity operating in the health care industry, we face the inherent risks of exposure to a variety of claims. The mortality rate in connection with bariatric surgery is 1% to 2%. Although we do not provide health care services, our contracting physicians and physician groups (including MSO Physicians) do, and any malpractice claim against them in connection with health care services provided at a CORI Center could negatively impact our CORI brand and thereby negatively impact our business. In addition, a malpractice claim against MSO Physicians, our variable interest entity, could negatively impact our results of operations because the financial statements of MSO Physicians are consolidated with our own. All surgeons who contract with us (including MSO Physicians) are required to carry malpractice coverage themselves in their respective physician group practices in accordance with the levels we and our hospital clients set, which are typically $1.0 million per occurrence and $3.0 million aggregate. While we believe this coverage is sufficient for any contingent malpractice liability that may arise, we cannot predict the negative impact on our brand or business from any such claim.

        We depend on our President, Steven Straus and Chief Financial Officer, Tom Mason, and other key personnel to execute our strategic plan. If we were to lose any of them, our ability to implement our business strategy may be delayed or impaired.

        Our success largely depends on the skills, experience and efforts of our key personnel, including our President, Steven Straus and our Chief Financial Officer, Tom Mason. We have entered into employment agreements with each of Mr. Straus and Mr. Mason; however, we do not maintain “key-man” life insurance policies covering either of them. The loss of Mr. Straus or Mr. Mason, or our failure to retain other key personnel, could jeopardize our ability to execute our strategic plan and materially harm our business.

        We depend on our intellectual property for the establishment and operation of our CORI Programs. If we fail to protect or enforce or intellectual property may negatively impact our competitive position.

        We rely on a combination of trade secrets, know-how and confidentiality restrictions for the establishment and operation of our CORI Centers. We have expended significant efforts devising the types of products and services we will offer and the manner in which these will be delivered. Our ability to maintain the secrecy and confidentiality of our trade secrets and internal knowledge are crucial to the success of our business. Any failure to do so may negatively impact our competitive position.

RISKS RELATED TO OUR INDUSTRY

        If we fail to comply with extensive laws and regulations with respect to healthcare fraud, we could suffer penalties or be required to make significant changes to our operations.

        We are subject to extensive and frequently changing local, state and federal laws and regulations relating to healthcare fraud, including “anti-kickback” and other similar legislation. The federal government continues to strengthen its position and scrutiny over practices involving healthcare fraud affecting Medicare, Medicaid, and other government healthcare programs. In addition, recent legislation gives the federal government new jurisdiction over fraud and abuse involving private (non-governmental) healthcare programs. Legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse. State and local enforcement officials have also become increasingly involved in investigating and prosecuting healthcare fraud and abuse. Further, private “whistleblowers” who believe that a healthcare entity is in violation of the Federal False Claims Act (or state counterparts) can file private lawsuits over such conduct and collect damages and attorneys’ fees if successful. While we believe that we are in, and will continue to be in, material compliance with all applicable laws, many of the regulations applicable to us are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes to our operations. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including exclusion from Medicare and Medicaid and loss of our ability to do business with customers who participate in federal and state healthcare programs.

        Many of the companies that have been prosecuted by the government for “fraud and abuse” have been so charged due to their inability to comply with the onerous regulations associated with the government billing process. This reality necessitates that healthcare-related companies establish entire divisions responsible for knowing and implementing the government billing laws. As a result, we plan to hire sufficient personnel with the knowledge and experience necessary to keep us current with the law and to further develop and implement our business policies and procedures for government billing. Nevertheless, just because we devote our energies to this matter, we cannot guaranty that we will always be in material compliance with the regulations. The possibility of human error, a failure to keep current with the law, our failure to properly monitor employees could all lead to government oversight, audits, or prosecution.

        If we fail to comply with the laws and regulations related to the corporate practice of medicine, we could suffer penalties or be required to make significant changes to our operations.

        The states in which we operate have laws that prohibit unlicensed persons or business entities, including corporations like us, from employing physicians or laws that prohibit certain direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. These statutes vary from state to state, are often vague and seldom have been interpreted by the courts or regulatory agencies. Although we exercises care to structure our arrangements with physicians, physician groups and hospitals to comply with the relevant federal and state laws and believe these arrangements comply with applicable laws in all material respects, we do not know if any governmental officials responsible for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with our interpretations. If we fail to comply with applicable laws and regulations, we could be forced to change our business model.

        Our operations may suffer if government regulations or the United States healthcare industry change.

        The healthcare industry is highly regulated at the local, state and federal level. Consequently, we are subject to the risk of changes in various local, state and federal laws. In addition, in recent years the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. We expect the healthcare industry to continue to change significantly in the future. These regulatory and governmental changes may affect our operations, and a review of our business by regulatory authorities may result in a determination that could adversely affect the operation of our business.

        Federal and state laws that protect patient health information may increase our costs and limit our ability to collect and use information.

        Numerous federal and state laws and regulations govern the collection, dissemination, use and confidentiality of patient-identifiable health information, including the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and related administrative regulations. As part of our services, we may collect and maintain patient-identifiable health information. We believe that we are in material compliance with HIPAA and related regulations; however, the regulations implementing HIPAA continue to evolve, and we cannot at this time estimate the cost of compliance with standards that have not yet been finalized by the U.S. Department of Health and Human Services. These standards may also be revised in the future. The new and revised health information standards may have significant effects on the manner in which we handle healthcare related data. If we are unable to comply with existing or new laws or regulations, we may be required to modify the way we conduct our business, or we may find ourselves subject to significant penalties. Furthermore, the cost of complying with these laws and regulations could be significant.

        Fluctuation in reimbursement payments from Medicare, Medicaid and private health care insurance payors may cause our revenues to fluctuate and could negatively impact our financial performance.

        Currently, the majority of our revenue for the provision of bariatric surgery comes from Medicare, Medicaid and third party private health care insurance and managed care companies. This revenue is subject to annual fluctuations depending on a variety of factors ranging from market changes to congressional appropriations. A reduction in the amount of revenue on a per surgery basis could adversely effect our client’s ability to continue to pay our management fees and could lead to the termination or revision of our management services agreements.

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

        There is no existing market for our common stock.

        Currently, our common stock is quoted on the Over-the-Counter Bulletin Board; however, there is no active trading market for our common stock. Accordingly, we do not know whether the liquidity of any market in our securities will develop. We also do not know if the holders of our securities will be able to sell such securities into the public market, and if they are able to sell our securities, we do not know the prices at which such sales may take place. Therefore, an investment in our securities should be considered a long-term investment and should only be considered by investors who can afford a total loss of their investment.

        If a market in our stock develops, the market price of our common stock could be volatile and your investment could suffer a decline in value.

        If a trading market in our common stock develops, the market price for our common stock is likely to be volatile and could be susceptible to wide price fluctuations due to a number of internal and external factors, many of which are beyond our control, including:

•	quarterly variations in operating results and overall financial condition;

•	economic and political developments affecting the economy as a whole;

•	short-selling programs;

•	the stock market’s perception of the health care industry as a whole;

•	changes in earnings estimates by analysts;

•	additions or departures of key personnel; and

•	sales of substantial numbers of shares of common stock or securities convertible into or exercisable for our common stock.

        In addition, the public float of our common stock is small in comparison to our total shares outstanding on a fully diluted basis, which will likely result in a very thin public market for the trading of our shares if such a market develops. Limited trading volume in our stock will also result in a high degree of volatility in our stock price.

        The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

        As long as the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be subject to the “penny stock” rules. The penny stock rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1 million or annual income exceeding $200,000 or $300,000 together with their spouses). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common stock, and may result in decreased liquidity of our common stock and increased transaction costs for sales and purchases of our common stock as compared to other securities.

        We do not plan on declaring or paying dividends.

        We have never declared or paid a dividend on our capital stock, nor do we have any plans to do so in the future. We may not declare or pay any dividends on our common stock without the prior approval of the holders of our Series A Preferred Stock.

ITEM 7. FINANCIAL STATEMENTS

MSO HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MSO Holdings, Inc.
Bannockburn, Illinois

We have audited the accompanying consolidated balance sheets of MSO Holdings, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSO Holdings, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP
Chicago, Illinois
April 12, 2006

MSO HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2004

December 31, 2005	December 31, 2004
Assets		
Current Assets		
Cash and cash equivalents	$ 911,690	$ 244,906
Investments	-	5,350,139
Accounts Receivable (net of allowance for bad debt and estimated contractual allowances of $1,432,000 and $1,340,000 as of December 31, 2005 and 2004, respectively)	438,048	482,021
Prepaid expenses and other current assets	131,020	143,328
Total Current Assets	**1,480,758**	**6,220,394**
Fixed Assets, net of accumulated depreciation	**378,057**	**514,710**
Other Assets		
Deferred Financing Fees, net of amortization of $34,530 as of December 31, 2004	-	72,811
Deposits	44,558	55,778
Total Other Assets	**44,558**	**128,589**
Total Assets	**$ 1,903,373**	**$ 6,863,693**
Liabilities and Shareholders' Equity (Deficit)		
Current Liabilities		
Accounts Payable	$ 1,116,051	$ 419,232
Short Term Capital Lease	11,821	-
Accrued wages and benefits	186,196	93,658
Accrued expenses	842,417	649,193
Unearned revenue	53,900	193,050
Total Current Liabilities	**2,210,385**	**1,355,133**
Long Term Liabilities		
Capital Lease Payable	$ 26,702	
Redeemable Convertible Preferred Series A Stock		
$.001 par value, 15,000,000 shares authorized; 12,562,262 issued and outstanding as of December 31, 2005 and 2004, and net of unaccreted issuance costs of $826,763 and $1,179,502 as of December 31, 2005 and 2004, respectively (liquidation value of $11,525,000 as of December 31, 2005 and 2004)	**10,698,237**	**10,345,498**
Stockholders Equity (Deficit)		
Common Stock, $.001 par value, 40,000,000 shares authorized; 6,604,870 and 7,684,521 shares issued and outstanding as of December 31, 2005 and 2004, respectively	6,605	7,685
Additional Paid in Capital (Distributions in Excess of Capital)	(215,610)	427,718
Accumulated Other Comprehensive Loss	-	(19,411)
Accumulated Earnings (Deficit)	(10,822,946)	(5,252,930)
Total Stockholders Equity (Deficit)	**(11,031,951)**	**(4,836,938)**
Total Liabilities & Shareholder Equity (Deficit)	**$ 1,903,373**	**$ 6,863,693**

The accompanying notes to consolidated financial statements are an integral part of these statements.

MSO HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ended December 31, 2005 and 2004

The accompanying notes to consolidated financial statements are an integral part of these statements.

MSO HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004

Year Ending December 31, 2005	2004
Net Loss	**$ (5,570,016)**	**$ (5,377,101)**
Adjustments to reconcile net loss to net cash used in operating activities:		
Non cash charge for stock options	86,538	27,270
Amortization of deferred financing costs	72,811	34,530
Impairment of goodwill		72,671
Bad debt expense	543,277	390,816
Depreciation	330,052	118,546
Loss on Disposal of Fixed Assets	67,699	-
Realized loss on sale of securities	72,197	-
Changes in assets and liabilities:		
Accounts receivable	(499,304)	292,476
Prepaid expenses and other current assets	12,308	9,391
Other assets	11,220	(97,702)
Accounts payable	696,819	(128,968)
Accrued liabilities	193,224	298,464
Accrued wages and benefits	92,538	32,066
Deferred revenue	(139,150)	193,050
Net Cash (used in) provided by operating activities	**(4,029,787)**	**(4,134,491)**
Cash Flow from Investing Activities:		
Purchases of property and equipment	(220,767)	(412,437)
Purchase of securities available for sale	(52,634)	(6,079,552)
Proceeds from sale of investments	5,349,987	710,000
Net Cash provided by (used in) investing activities	**5,076,586**	**(5,781,989)**
Cash Flows Provided by Financing Activities		
Purchase of Common Stock	(385,000)	-
Proceeds from exercise of stock options	6,793	-
Payments on capital lease	(1,808)	-
Proceeds from issuance of redeemable preferred stock		11,525,000
Issuance costs for redeemable preferred stock		(1,013,570)
Proceeds (Repayment) of Shareholder payable		(200,000)
Distributions to shareholders		(157,160)
Financing fees paid		(99,046)
Net Cash (used in) provided by financing activities	**(380,015)**	**10,055,224**
Net Increase in Cash	**666,784**	**138,744**
Cash and cash equivalents at beginning of period	244,906	106,162
Cash and cash equivalents at end of period	**$ 911,690**	**$ 244,906**
Supplemental disclosure of cash flow information		
Equipment financed with capital lease	$ 40,330	$ -
Cash paid for interest	$ 49,000	$ 53,000
Value of warrants issued in connection with redeemable preferred stock offering	$ -	$ 298,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

MSO HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)
For the Years Ended December 31, 2005 and 2004

The accompanying notes to consolidated financial statements are an integral part of these statements.

MSO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, BASIS OF PRESENTATION, AND NATURE OF OPERATIONS

ORGANIZATION

MSO is an Obesity Disease Management company, which offers both a surgical and non-interventional weight loss treatment option to members of health plans, employees of self insured corporations and the general public in the United States.

MSO was originally incorporated in the State of Nevada in 1983 under the name Valley Tech Industries, Inc. We subsequently changed our name to National Superstars, Inc. and ceased operations in 1989. Our business plan since that time was to seek to enter into a business combination with an entity that had ongoing operations through a reverse merger or other similar type of transaction.

In furtherance of that business plan, on May 26, 2005, we reincorporated into the State of Delaware and acquired MSO Medical, Inc., a Delaware corporation (“MSO Medical”) through a merger of a wholly-owned subsidiary with and into MSO Medical (the “Merger”). Prior to this transaction, MSO Holdings, Inc. had no significant operations.

The stockholders of MSO Medical were issued a total of 6,146,617 shares of our common stock and 12,562,262 shares of our Series A Convertible Preferred Stock in the Merger, representing approximately 98.5% of our outstanding shares calculated on a fully diluted basis. In the Merger, each share of MSO Medical common stock was exchanged for 1.53690425 shares of our common stock, and each share of MSO Medical Series A Convertible Preferred Stock was exchanged for 1.53690425 shares of our Series A Convertible Preferred Stock. All share amounts included in the financial statements have been retroactively restated to reflect the impact of this exchange ratio. The merger costs of $550,435 for the twelve months ended December 31, 2005 reflect costs associated with the reverse merger. The merger costs consisted of a payment of $280,000 to the shareholders of MSO Holdings, Inc. (f/k/a National Superstars), a finders’ fee commission of $33,000, legal and transfer agent expenses of $228,260. In addition, the Company issued 36,700 shares to the finders valued at $9,175 based upon the fair value of the stock at the time of issuance.

For financial reporting purposes, the Merger has been reflected as a recapitalization of MSO Medical, Inc. and the historical financial statements of MSO Medical, Inc. are reported as the historical financial statements of the registrant.

We do not provide professional medical or other health services to patients; however, we may refer to services that we offer that include professional services. These services are provided by a “variable interest entity,” MSO Physicians, P.C., an entity that is wholly-owned by Dr. James Sapala (“MSO Physicians”) and other professional service providers that are not managed by us. Dr. Sapala is one of our founders and a principal stockholder. MSO Physicians, P.C., a variable interest entity (see Note 4) is included in the consolidated financial statements of the Company, receives payment in the form of professional fees from third-party insurers for the performance of bariatric surgery and professional medical services.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced operating losses and negative cash flows from operations and currently has an accumulated deficit. Based upon the current level of revenues and the cash position, we must raise additional capital in the second quarter of 2006 in order to fund our current operations. These factors raise substantial doubt about our ability to continue as a going concern. We are pursuing several alternatives to address this situation, including raising additional funding through the issuance of debt or equity securities. We are in discussion with our existing Series A Preferred Stockholders to provide additional funding in exchange for a Senior Secured Convertible Loan Note. In order to finance existing operations and pay current liabilities over the next twelve months, the Company will need to raise $2.5 million of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or worse case cease operations. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those made for the allowance for doubtful accounts and the valuation allowance for deferred tax assets. Actual results could differ from those estimates made by management.

Management bases its estimates on historical experience and other assumptions, which it believes are reasonable. If actual amounts are ultimately different from these estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.

The Company’s significant accounting policies are described below:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of MSO Medical, Inc. and its wholly owned subsidiary, Reimbursement Specialists, LLC. In addition, the consolidated financial statements include the accounts of MSO Physicians, P.C., an entity with differing ownership that has been determined to be a variable interest entity of which the Company is the primary beneficiary (see Note 4 for additional information).

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents.

INVESTMENTS

Investment securities classified as available for sale are stated at market value with the unrealized gains or losses, net of deferred income taxes, included in accumulated other comprehensive loss in stockholders’ equity. Gains or losses on disposition of these securities are based on the net proceeds and the original cost of the securities sold using the specific identification method.

The Company reviews its investment portfolio for factors that may indicate that a decline in the fair value of any investment is other than temporary. Declines in fair value are computed on a specific identification method and are reflected in the statement of operations in the period in which the decline is determined to be other than temporary. Where a decline in value is determined to be other than temporary, investments will be written down to their estimated fair value.

Investments include mutual funds. The fair value of investments is based upon quoted market prices.

REVENUE AND ACCOUNTS RECEIVABLES

Revenue is generated from management contracts with hospitals and for the performance of professional medical services. Hospitals typically pay the Company a monthly management fee under three year contracts. These management fees are recognized as the related services defined in the contract are provided. Revenue generated from hospital contracts was approximately $4.4 million and $4.6 million for the years ended December 31, 2005 and 2004, respectively. Amounts received in advance of services being performed are reflected as deferred revenue. In addition to the Hospital management fees, MSO Physicians, P.C. generates revenue for the performance of professional services such as performance of surgeries. Revenue for the performance of medical services is recognized as the service is provided and amounted to approximately $2.4 million and $2.8 million for the years ended December 31, 2005 and 2004, respectively.

The Company receives payment for the professional medical services rendered primarily from privately sponsored managed care and commercial insurance plans for which payment is often made based on terms defined under contracts. Amounts received are generally less than the established billing rates of the facilities and the differences (contractual allowances) are reported as deductions from the patient service revenue at the time the service is rendered.

The Company determines its allowance for bad debt by considering a number of factors, including the length of time the accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company makes judgments as to its ability to collect outstanding receivables based on these factors and provides allowances for these receivables when collections become doubtful. Provisions are made based on specific review of all significant outstanding balances. The allowance for doubtful accounts for the years ended December 31, 2005 and 2004 was approximately $303,000 and $169,000, respectively.

DEFERRED FINANCING FEES

The Company incurred deferred financing fees of $99,046 relating to the Company’s line of credit agreement. These fees were being amortized using the effective interest method over the term of the line of credit agreement as additional interest expense. The Company terminated the line of credit agreement in December 2005.

PROPERTY AND EQUIPMENT

Fixed assets are recorded at cost. Assets are depreciated using the straight-line method over their useful lives. The estimated useful lives of computer equipment and software were changed from 5 years to 3 years for the twelve months ended December 31, 2005. The impact of this reduction in useful lives was $137,000 ($0.02 per share) for the twelve months ended December 31, 2005. The estimated useful lives are as follows:

Furniture and fixtures	3 years
Office Computers and Medical Equipment	3 years
Software	3 years

Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease.

Maintenance and repairs are charged to operations as incurred and major improvements are capitalized.

Long-lived assets are reviewed for impairment whenever events such as service discontinuance, contract terminations, economic or other changes in circumstances indicate that the carrying amount may not be recoverable.

When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. No such losses have been recognized to date.

PREFERRED STOCK ISSUANCE COSTS

The Company incurred $1,311,571 of issuance costs relating to the issuance of its redeemable convertible Series A Preferred Stock. This amount was initially recorded as a reduction of the amount recorded for the redeemable convertible Series A Preferred Stock and is being accreted as an increase in the net loss available to common stockholders over a period through the earliest redemption date using the effective interest rate method.

CONCENTRATION OF CREDIT RISK

Financial instruments that are potentially subject to concentrations of credit risk is limited to trade accounts receivable and is subject to the financial conditions of certain major insurance payors and hospitals.

For professional service fee revenue,, in the years ending December 31, 2005 and 2004, one insurance payor was responsible for approximately 13% and 17%, respectively, of revenue for the Company. In addition, for the years ending December 31, 2005 and 2004, approximately 26% and 29%, respectively of the receivable balance was due from one insurance payor.

For hospital management fee revenue, one hospital was responsible for approximately 46% and 51%, for the years ending December 31, 2005 and 2004, respectively, of revenue for the Company. This hospital management fee contract expires December 31, 2006.

INCOME TAXES

The provision for income taxes and corresponding balance sheet accounts are determined in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax liabilities and assets are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s current financial position and results of operations for the current and preceding years. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryback or carryforward period under the tax law.

Changes in circumstances, such as the company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in the statement of operations in the year of the change in estimate.

As indicated in Note 4, the accounts of MSO Physicians P.C. are included in the Company’s consolidated financial statements. MSO Physicians P.C. is an “S”Corporation, and therefore is not subject to federal income tax. The sole shareholder of MSO Physicians P.C. is required to report on its individual tax return MSO Physicians P.C.‘s taxable income or loss.

Until March 28, 2004 the Company was a member owned Limited Liability Company that was treated as a partnership for US income tax purposes. As such, it was not subject to federal income taxes. Each partner was required to report on its tax return its distributive share of the partnership’s taxable income.

STOCK COMPENSATION

The Company maintains a stock incentive plan. See Note 13 for additional information regarding this plan. The Company accounts for all warrants and options granted to employees under the recognition and measurement principles of Accounting Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As a result, no compensation expense is recognized for stock option or warrant grants to employees for which the exercise price is equal to or above the market value of the underlying common stock on the date of grant. The Company accounts for options and warrants granted to non-employees using a fair value method in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for stock-based Compensation,”

The following table illustrates the effect on the net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 for employee options. The amount of the pro forma charge has been determined using the Black-Scholes option pricing model, as permitted by FAS 123. For purposes of the calculation, management used the fair value of the common stock as quoted on the Over-the-Counter Bulletin Board on the date of the grant, an average interest rate of 4.5% based on the U.S. Treasury Strip (zero-coupon) bonds, a projected volatility rate of 100%, a dividend yield of 0% and an expected life of 5 years for the grants.

ADVERTISING EXPENSE

The Company expenses the production costs of advertising as incurred. The costs of communicating advertising are expensed the first time the advertising takes place. Total advertising expense was $1.2 million and $1.0 million for the years ended December 31, 2005 and 2004, respectively, of which $632,000 and zero was reimbursed by the hospitals for the years ended December 31, 2005 and 2004, respectively. Advertising expenditures included in prepaid expenses were $5,000 and $47,000 as of December 31, 2005 and 2004, respectively.

3. NET INCOME (LOSS) PER COMMON SHARE

The Company computes loss per share under Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The statement requires presentation of two amounts; basic and diluted loss per share. Basic loss per share is computed by dividing the loss available to common shareholders by the weighted average common shares outstanding. Dilutive earnings per share would include all common stock equivalents unless anti-dilutive. The Company has not included the outstanding options, warrants, or convertible preferred stock as common stock equivalents because the effect would be antidilutive.

The following table sets forth the shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock that is not included in the diluted net loss per share available to common shareholders:

4. VARIABLE INTEREST ENTITY

As required under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” the Company has evaluated its relationship with MSO Physicians, P.C., an entity that provides professional medical services at the hospitals for which MSO Medical, Inc. provides management services. MSO Physician’s only provides services at hospitals for which MSO Medical, Inc. provided management services and the operations of MSO Physicians, P.C. have been fully funded by advances from MSO Medical, Inc. As a result, MSO Medical Inc. is the primary beneficiary of MSO Physicians, P.C., a variable interest entity. The accounts of MSO Physician’s P.C. are included in the consolidated financial statements of MSO Medical, Inc. as of and for the years ended December 31, 2005 and 2004.

MSO Physicians, P.C. had total assets of approximately $290,000 and $481,000 at December 31, 2005 and 2004, respectively. Revenues generated by MSO Physicians, P.C. were approximately $2.4 million and $2.8 million for the years ended December 31, 2005 and 2004, respectively.

5. INVESTMENTS

The cost, unrealized losses and fair values of the Company’s investment securities available for sale at December 31, 2005 and 2004 are summarized as follows:

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net of accumulated depreciation, at December 31, 2005 and 2004, consists of the following:

7. SHAREHOLDER NOTE

In November, 2003, the Company executed a $200,000 promissory note with a shareholder of the Company. The note bears an annual interest rate of 9.0% and was payable no later than December, 2004. The Loan was fully repaid in December 2004.

8. WARRANTS

The Company incurred expense of $35,750 for the year ended December 31, 2005 in connection with warrants granted. For the year ended December 31, 2005, 460,536 warrants were issued to Board Members and 230,536 warrants were issued to a non Board Member business development consultant. The warrants issued to the Board Members vest over a 3 year period and have a term of 10 years. The warrants issued to board members are accounted for under APB 25 and as a result no compensation expense is recognized for warrant grants for which the exercise price is equal to or above the market value of the underlying common stock on the date of grant. The warrants issued to the consultant vest immediately and have a 10 year term. The expense relating to the warrant issued to the consultant has been determined using the Black-Scholes option pricing model, as permitted by FAS 123. For purposes of the calculation, management used the fair value of the common stock as quoted on the Over-the-Counter Bulletin Board on the date of the grant, an average interest rate of 4.5% based on the U.S. Treasury Strip (zero-coupon) bonds, a projected volatility rate of 100%, a dividend yield of 0% and an expected life of 10 years for the grants.

For the year ended December 31, 2004, the warrants were issued to the Placement Agent in conjunction with the Series A Preferred Stock financing (see Note 12).

A summary of warrants as of December 31, 2005 and 2004 and activity during the years ended December 31, 2005 and 2004 follows:

9. INCOME TAXES

Until March 28, 2004 the Company was a member owned Limited Liability Company that was treated as a partnership for US income tax purposes. As such, it was not subject to federal income taxes. Each partner was required to report on its tax return its distributive share of the partnership’s taxable income. The Company was subject to certain state and local business taxes.

The provision (benefit) for income taxes for the year ended December 31, 2005 and 2004:

A reconciliation of federal statutory and effective income tax rates is as follows:

An analysis of the deferred income tax assets and liabilities at December 31, 2005 and 2004 are as follows:

The Company maintains a valuation allowance with respect to deferred tax assets as a result of the uncertainty of ultimate realization. The valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2005 and 2004, the Company had federal net operating loss carry-forwards of approximately $6.2 million and $2.8 million, respectively, expiring in various years through 2025.

10. COMMITMENTS AND CONTINGENCIES OPERATING LEASES

The Company has entered into operating lease agreements for office space and office equipment. The following is a schedule of the future minimum lease commitments relating to facility leases as of December 31, 2005:

The Company has facility leases expiring at various dates through May, 2008. Total rent expense for facility leases was approximately $568,000 and $499,000 for the years ended December 31, 2005 and 2004, respectively.

11. LITIGATION

The Company is involved in certain claims arising in the normal course of business. In the opinion of management of the Company, in the aggregate, they are not likely to have a material effect on the Company’s financial statements.

12. CAPITAL STRUCTURE

COMMON STOCK

MSO Medical, Inc. was initially organized as a limited liability company in the state of Delaware on September 30, 2002 (“inception”). In March 2004, the Company distributed $157,160 to its members. During 2004, in conjunction with the issuance of Series A Preferred Stock, the company converted its status from a Limited Liability Company to a “C” Corporation.

In connection with conversion of MSO Medical, LLC (“MSO LLC”) to MSO Medical, Inc., (“MSO”), MSO issued to each of member of MSO LLC 1,536,904 shares (for a total of 7,684,521 shares were issued) of MSO’s Common Stock (the “Conversion Shares”) as complete and full consideration for each member’s interest in MSO LLC. The Company has the option to repurchase at a price of $0.09 per share up to 75% of the shares of common stock held by each individual founding shareholder in the event that the respective founding shareholder terminates employment with the Company. The number of common shares subject to this repurchase option decreased by 18.75% on January 1, 2005 and will decrease by 18.75% on January 1 of each year thereafter until 2008 at which time no shares will be subject to this repurchase option. As of January 1, 2006, there are 2,881,694 shares that are subject to the repurchase option.

In April 2005, in connection with a settlement of a dispute with a shareholder, the Company repurchased 1,536,904 shares of its Common Stock for $385,000 or $0.25 per share.

On May 26, 2005, MSO Holdings, Inc. (formerly known as National Superstars, Inc.), a Delaware corporation and publicly traded company with nominal operating activity acquired MSO Medical, Inc. by issuing 6,146,617 shares of common stock of MSO Holdings, Inc. for all the outstanding common stock of MSO Medical, Inc. and 12,562,262 shares of redeemable convertible preferred stock of MSO Holdings, Inc. in exchange for all the outstanding redeemable convertible preferred stock of MSO Medical, Inc. Prior to this transaction, MSO Holdings, Inc. had no significant operations.

In connection with the reverse merger, the shareholders of MSO Medical, Inc received 1.53690425 shares of MSO Holdings, Inc. common stock for each share of MSO Medical, Inc. common stock. In addition, each preferred shareholder received 1.53690425 shares of MSO Holdings, Inc. redeemable preferred stock in exchange for each share of MSO Medical, Inc. redeemable convertible preferred stock. As a result, the stockholders of the Company effectively received 1.53690425 shares of common or preferred stock, as the case may be, of the post-merger Company for each share of common or preferred stock held in the pre-merger Company. For financial reporting purposes, this transaction will be reflected as a recapitalization of MSO Medical, Inc. All share amounts included in the financial statements have been retroactively restated to reflect the impact of this exchange ratio.

PREFERRED STOCK

The Company has authorized 15,000,000 shares of preferred stock, 15,000,000 of which have been designated Series A Preferred Stock. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights and terms of redemption and liquidation preferences.

Series A Convertible Preferred Stock:

On March 28, 2004 (“first closing”) and July 30, 2004 (“second closing”), the Company sold, in two separate closings, in a private placement of Series A Convertible Preferred Stock (“Series A Preferred”), 1,748,229 units (“First Closing Shares”) and 10,082,506 units (“Second Closing Shares”), respectively, each unit consisting of one share of Series A Preferred. The purchase price for each unit was $1.30 per unit and $0.92 per unit for the first and second closings, respectively. In conjunction with the second closing, the price of the First Closing Shares was adjusted to the price of the Second Closing Shares and the number of First Closing Shares was increased to 2,479,756. At the end of the Second Closing, the number of issued shares of Series A Preferred was 12,562,262.

The proceeds from the Series A Convertible Preferred Stock was $11,525,000, with $2,275,000 received in March 2004 and the balance of $9,250,000 received as part of the second closing. Issuance costs of $1,311,571 included commissions to the Placement Agent of $658,750, broker’s fee of $120,000, legal costs of $216,426, warrants issued to Placement agent valued at $298,000, and other costs of $18,395. These issuance costs are being amortized using the effective interest method from the issuance date through March 2008 which is the earliest redemption date.$352,739 and $132,069 of amortization of these issuance costs is included as an increase in the net loss available to common shareholders in the statement of operations for the years ended December 31, 2005 and 2004, respectively.

As part of the Series A Preferred financing, the Placement Agent received 1,430,627 warrants providing the holder the right to purchase the Company’s common stock for a 5 year period. The warrants have an exercise price of $0.92 per share and were valued at $298,000 using the Black-Scholes option pricing model. For purposes of the calculation, management used a fair value of the common stock of $0.25 per share, an average interest rate of 4.58% based on the U.S. Treasury Strip (zero-coupon) bonds, a projected volatility rate of 100%, a dividend yield of 0% and an expected life of 5 years for the grants. The fair value of the common stock was determined to be $0.25 per share based on the value indicated by a contemporaneous cash repurchase of shares which occurred subsequent to year-end.

As discussed below, the preferred stock will be redeemable at the option of the holder beginning in March 2008. Therefore, in accordance with EITF Topic D-98, the Series A Convertible Preferred Stock has been recorded outside of permanent equity. The preferred stock will be redeemable at the higher of the liquidation preference or the fair value of such shares (as determined by an independent appraiser selected by the Company and the holders of a majority of the Series A Preferred Stock). In the event that the fair value of the shares is determined to exceed the liquidation value, the resulting increase in the redemption value will be accreted over the period from the date of issuance to March 2008, which is the earliest redemption date. At December 31, 2005, as the fair value does not exceed the liquidation value, there is no excess redemption value being accreted.

Holders of Series A Preferred Stock are entitled to receive dividends one for one if declared on Common Stock, when and as declared by the Board of Directors out of legally available funds.

Holders of Series A Convertible Preferred Stock are not entitled to any preference over the holders of the Common Stock with respect to dividends, unless the Company did not (i) enter into a definitive agreement and plan of merger with an entity subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), prior to February 3, 2005, or (ii) consummate a merger with an entity subject to the public reporting requirements of the Exchange Act by August 3, 2005. If the Company did not meet one of the above requirements, a dividend of $0.092 per annum on each outstanding share of Series A Convertible Preferred would accrue to the holders from the date of the closing. The Company met the first requirement by entering into a definitive agreement with National Superstars effective January 4, 2005. As a result, no dividends have or will be paid to the Series A Preferred Shareholders based on this provision.

In the event of any liquidation or winding up of the Company, the holders of Series A Preferred Stock shall be entitled to receive, in preference to the holders of the Company’s Common Stock, an amount per share equal to $0.92 per share (the “Liquidation Preference”). If the assets and funds thus distributed among the holders of the Series A Preferred Stock shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of the Series A Preferred Stock in proportion to the preferential amount each such holder is otherwise entitled to receive. All remaining proceeds thereafter shall be shared pro rata by the holders of Common Stock and the holders of the Series A Preferred Stock (on an as converted basis). A consolidation or merger of the Company or sale of all or substantially all of its assets in a transaction in which the Company’s stockholders prior to such transaction hold less than fifty percent (50%) of the voting power of the surviving or acquiring entity shall be deemed a liquidation or winding up for purposes of the liquidation preference.

Beginning on March 24, 2008, the holders of at least a majority of the Series A Preferred Stock may require the Company to redeem all shares of the Series A Preferred Stock from all holders thereof at the higher of either the Liquidation Preference or the fair market value of such shares (as determined by an independent appraiser selected by the Company and the holders of a majority of the Series A Preferred Stock); provided, however that immediately following such redemption, at least one class of voting stock remains outstanding. In addition, the Company shall not be required to redeem from any holder of Series A Preferred Stock, in connection with a redemption requested after the Initial Redemption Date but before the first anniversary of the Initial Redemption Date, a number of shares of Series A Preferred Stock greater than fifty percent (50%) of the aggregate number of shares of Series A Preferred Stock held by such holder immediately prior to such redemption. In the event the Company does not have sufficient funds available to redeem all shares to be redeemed then it shall redeem the same pro rata and in such event each holder of such shares of Series A Preferred Stock that are entitled to redemption that are not so redeemed shall exchange the unredeemed shares for a promissory note from MSO bearing simple interest at a rate of 8% per annum and having a term of one (1) year.

The Series A Preferred Stock will be convertible into Common Stock at any time, at the sole option of each holder. The conversion ratio is determined by dividing the Liquidation Preference by the then-current conversion price for the Series A Preferred Stock. The initial conversion price for the Series A Preferred is $0.92 (the “Conversion Price”). In addition, any accrued and unpaid dividends will be convertible at the conversion price.

The Series A Preferred Stock shall be automatically converted into Common Stock in the event of (i) an underwritten public offering of the Company’s Common Stock which results in aggregate net cash proceeds to the Company of at least $15,000,000; (ii) the election of the holders of at least a majority of the Series A Preferred Stock, or (iii) a date that is after twelve months after the issuance of the Preferred Stock if shares of Common Stock of MSO are then publicly traded and such shares have traded at a price in excess of one hundred fifty percent (150%) of the then in effect Conversion Price for the twenty (20) trading days prior to such date at an average daily trading volume of at least 50,000 shares, provided that the Common Stock into which the Series A Preferred Stock is converted shall be registered for resale under the Securities Act within ninety (90) days after such conversion.

The Conversion Price of the Series A Preferred Stock is subject to adjustment if the Company sells shares of equity securities at a purchase price less than the then-effective conversion price for the Series A Preferred Stock, subject to certain standard and customary exceptions. The conversion price of the Series A Preferred Stock is $0.92.

There shall also be a proportional adjustment to the Series A Preferred Stock conversion price in the event of stock splits, stock dividends, recapitalizations, combinations and the like.

A holder of Series A Preferred Stock shall have the right to that number of votes equal to the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock held by such holder. The Series A Preferred Stock shall initially be entitled to one vote per share (on an as-if-converted basis). Except as otherwise provided, the Series A Preferred Stock and the Common Stock shall vote together on all other matters.

As long as a majority of the Series A Preferred Stock initially issued remains outstanding, the Series A Preferred shareholders will have special approval rights in respect of certain actions by the Company including any (1) issuance or sale of additional equity securities, (2) declaration or payment of dividends, (3) advances, loans or investments made in excess of $250,000, (4) liquidation transaction, (5) material change in the Company’s business (6) amendment of the Company’s certificate of incorporation or by-laws, (7) any redemption of capital stock other than specified permitted repurchases and (8) transactions with any officer, director, stockholder or affiliate unless such transaction is in the ordinary course of business. In addition, each holder of Series A Preferred stock will have a right of first offer on the sale of equity by the Company in a private transaction.

The holders of the Series A Preferred Stock have specified registration rights in the event the Company becomes publicly traded.

13. STOCK OPTION PLAN

MSO has adopted a 2004 Equity Incentive Plan (the “Plan”) covering 2,305,356 shares of its Common Stock. Stock options may be granted to employees, officers, directors, and certain consultants or advisers to the Company. Options granted under the Plan may be either (i) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code or (ii) non-qualified stock options. Incentive options granted under the Plan are exercisable for a period of up to ten years from the date of grant at an exercise price that is not less than the fair market value of the stock on the date of grant, except that the term of an incentive option granted under the Plan to a stockholder owning more than 10% of the outstanding voting power may not exceed five years and its exercise price may not be less than 110% of the fair market value of the stock on the date of grant. In addition, to the extent that the aggregate fair market value, as of the date of grant, of the stock for which incentive options become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the portion of such option that is in excess of the $100,000 limitation will be treated as a non-qualified option. The Company’s Board of Directors administers the Plan, which expires in 2014. As of December 31, 2005, the Company has 1,491,637 outstanding options under the Plan. The Company has 761,464 stock options available for future grant at December 31, 2005.

A summary of stock options as of December 31, 2005 and 2004 and activity during the years ended December 31, 2005 and 2004 follows:

The Company incurred compensation expense of $41,614 and $27,270 for the years ended December 31, 2005 and 2004, respectively in connection with options granted to employees. These stock options vest over periods through December 2008. The weighted average contractual life of these outstanding options is 10 years.

14. RELATED PARTY TRANSACTIONS

MSO Physicians, P.C. has employment agreements with the founding physicians who are also shareholders of the company. The agreements outline the roles and responsibilities of the physicians, their compensation plan and contains confidentiality and non-compete clauses. The compensation expense for the founding physicians was approximately $1.3 million and $1.6 million for the years ended December 31, 2005 and 2004, respectively. Two of the three founder physician employment agreements terminated in 2005.

The Company’s billing and reimbursement was performed by Reimbursement Specialists LLC, an affiliated entity. The Chairman and CEO of MSO Medical, Inc was the manager of Reimbursement Specialists, LLC, and he had day to day operating responsibility for this entity. In addition, all of the outstanding stock of Reimbursement Specialists, Inc., the majority shareholder of Reimbursement Specialists, LLC, is held by a trust, of which the Chairman and CEO of MSO Medical, Inc. is co-trustee, for the benefit of certain members of his immediate family. The Company acquired Reimbursement Specialists effective October 1, 2004 as explained in Footnote 15. Prior to the acquisition date, Reimbursement Specialists, LLC charged the Company a fee equal to 5.0% of cash collected on billed receivables. Expenses related to this arrangement were approximately $155,000 for year ended December 31, 2004.

A Member of the Board of Directors earned a finder’s fee of $120,000 for the money raised in connection with the Series A Convertible Preferred Stock Financing. This amount was paid at a rate of $10,000 per month, of which $40,000 was paid in 2004 and the remaining balance of $80,000 was paid in 2005. In addition, this Board Member provides business development consulting to the Company and received approximately $40,000 and $66,000 for the years ended December 31, 2005 and 2004, respectively.

15. ACQUISITION OF REIMBURSEMENT SPECIALISTS

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

Total revenues for Reimbursement Specialists were $180,000 for the nine months ending September 30, 2004. MSO Medical was the primary customer of Reimbursement Specialists and accounted for approximately 86% of Reimbursement Specialists revenue for the nine months ending September 30, 2004.

The consideration for the acquisition was to consist of a number of shares of the Company’s Series A Preferred Stock to be determined based on certain performance criteria of the Company, including a minimum defined earnings target for the twelve months ending June 30, 2005. The maximum purchase price was set at $1,200,000 which was expected to equal approximately 1,308,004 shares of Series A Preferred Stock. However, in the event that the Company did not achieve certain minimum defined earnings targets, no consideration would be paid to the sellers.

At the date of the acquisition, RS had approximately $538,000 of notes payable and accrued interest due to members as well as $134,000 of advances due to a member. In connection with the acquisition, the members surrendered these notes payable, the related accrued interest and advances due from RS in effect canceling this debt in exchange for the right to receive up to 545,002 of the 1,308,004 shares of Series A Preferred Stock of MSO Medical, Inc. that could be issued as consideration for the acquisition. However, if the Company did not achieve certain minimum defined earnings targets, the former members of RS would receive no consideration for the sale of RS to the Company.

Based on the Company’s performance during the relevant period of time there were no shares of Series A Preferred Stock issued in connection with the acquisition. The assets acquired and liabilities assumed in the acquisition are summarized below:

During the fourth quarter of 2004, as the Company was performing below budgeted expectations, the Company determined the goodwill related to this acquisition was impaired, resulting in an impairment charge of approximately $73,000 being included in the statement of operations for the year-ended December 31, 2004.

The acquisition was accounted for by the purchase method and accordingly, the results of the RS operations have been included in the consolidated statement of operations since October 1, 2004. Unaudited pro forma results of operations for 2004 for the Company and RS, assuming the acquisition took place on January 1, 2004, are listed below:

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of December 31, 2005 our disclosure controls and procedures were effective.

Internal Controls Over Financial Reporting

        There were no significant changes made in our internal controls over financial reporting during the fourth quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

        None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(A) OF THE EXCHANGE ACT

        Information concerning the directors of the Company is incorporated by reference to the section entitled “Election of Directors” that the Company intends to include in its definitive proxy statements for MSO’s 2006 Annual Meeting of Shareholders (the “Proxy Statement”). Copies of the Proxy Statement will be duly filed with the SEC pursuant to Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-KSB.

Executive Officers of the Registrant

The following are the executive officers of the Company:

Name	Age	Positions Held and Tenure
Albert J. Henry	67	Chief Executive Officer
Steven Straus	49	President, Chief Operating Officer and Director
Tom Mason	50	Chief Financial Officer

Albert J. Henry, Chief Executive Officer

        Mr. Henry is one of our founders and has been our Chief Executive Officer and a director since 2002.  On April 12, 2006, Mr. Henry entered into a termination agreement pursuant to which he resigned as a director effective immediately and resigned as our Chief Executive Officer effective immediately after the filing of this 10-KSB.   The terms of Mr. Henry’s departure as our Chief Executive Officer are summarized below.  Mr Henry is also currently the Chairman of Henry Ventures II Limited, a venture capital firm focused on the healthcare industry (“Henry Ventures”). From 2002 until 2004, Mr. Henry was the Chairman and Chief Executive Officer of Reimbursement Specialists, LLC, now our subsidiary. Mr. Henry has acted as the Chief Executive Officer at six (6) of the portfolio companies of Henry Ventures, including Synergy Pharmaceuticals, which developed three different technology platforms for three potential drugs targeted at myeloma, colon cancer, ulcerative colitis and AIDS related illnesses. Prior to that, Mr. Henry was Vice Chairman of IVAC Medical Systems. Prior to that, Mr. Henry was a Director, Chief Financial Officer and Chair of the Executive Committee of IMED, a company that designed, manufactured and sold the first volumetric infusion pump.

Mr. Henry’s Departure

        On April 12, 2006, Mr. Henry entered into a termination agreement pursuant to which he resigned as a director effective immediately and resigned as our Chief Executive Officer effective immediately after the filing of this 10-KSB.   In connection with Mr. Henry’s departure, our board has agreed to waive our right to repurchase 576,340 shares of common stock currently held by Belusha, LP, an entity controlled by Mr. Henry such that Belusha, L.P. will own 1,248,733 shares of our common stock.  The remaining 288,171 shares of our common stock owned by Belusha L.P., but still subject to our right to repurchase such common stock, will be immediately forfeited and returned to us for cancellation.  Our Board has also agreed that in lieu of any severance payment to Mr. Henry, Mr. Henry will receive a credit in the amount of $141,250 which Mr. Henry may use to acquire securities in our next round of financing that results in gross proceeds to us in excess of $1,500,000 on the same terms applicable to each of the other investors in such financing.  In addition, Mr. Henry will also receive up to $50,000 in additional cash payments contingent on the Company achieving certain business milestones.

Steven Straus, President and Chief Operating Officer

        Mr. Straus has been our President and a director since April 2004. Mr. Straus has served in a variety of healthcare management and board of director capacities during the past 25 years. During 2003, Mr. Straus served as Chief Development Officer of Titan Healthcare Company, a single specialty pain management and spinal diagnostics surgery center company. From 2001 to 2003, he was a co-founder and Vice-President of OR Partners, a single specialty ophthalmology surgery center company. From 1997 to 2000, he was President of the healthcare products group of Jordan Industries, Inc. Mr. Straus spent his first 15 years in the healthcare industry with Baxter Healthcare and American Hospital Supply where he rose to the positions of VP Corporate Sales (1986-1989) and VP Sales and National Accounts (1990-1993), respectively.

Tom Mason, Chief Financial Officer

        Mr. Mason has been our Chief Financial Officer since March of 2005. Mr. Mason’s financial experience spans 28 years and includes Chief Financial Officer positions for both publicly held and privately held companies. From February 2000 to March 2005, Mr. Mason served as a Chief Financial Officer and a director of Centiv, Inc., a publicly-held marketing services company providing web-enabled point-of-purchase merchandising solutions for consumer package goods manufacturers and major retailers. Prior Chief Financial Officer roles included Telular Corporation (NASDAQ: WRLS), a publicly traded wireless products company and The Segerdahl Corporation, a privately held major commercial printer.

Audit Committee

        The Audit Committee is to be comprised of two or more directors. The sole member of the Audit Committee is Rajesh Kothari. We also have one vacancy on our Audit Committee. Mr. Kothari is “independent” (as that term is used in Rule 4200(a) (15) of the National Association of Securities Dealers’ listing standards. Due to the recent significant changes in the composition of our Board, we have not yet identified a “financial expert” as defined in the Securities and Exchange Act of 1934, as amended, to serve on our Audit Committee. We are currently seeking to identify such an individual.

        The principal functions of the audit committee are to appoint, compensate and oversee the independent publicly registered auditors; to review and approve annual and quarterly financial statements and all legally required public disclosure documents containing financial information about us; to review and approve the adequacy of internal accounting controls and the quality of financial reporting procedures and systems; to examine the presentation and impact of key financial and other significant risks that may be material to our financial reporting; and to review and approve the nature and scope of the annual audit and review the results of the external auditor’s examination.  The audit committee reports its findings with respect to such matters to the board of directors. The Audit Committee has adopted a written Audit Committee Charter.

ITEM 10. EXECUTIVE COMPENSATION

        Information concerning “Executive Compensation” is incorporated by reference to the section entitled “Executive Compensation” that the Company intends to include in the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information concerning “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” that the Company intends to include in the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning “Certain Relationships and Related Transactions” is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” that the Company intends to include in the Proxy Statement.

ITEM 13. EXHIBITS

(a)	Index to Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Bylaws of the registrant (1)

4.1	Specimen Common Stock Certificate (2)

4.2	Form of Warrant to purchase Common Stock (2)

10.1	Amended and Restated Stockholders Agreement dated July 30, 2004 by and among MSO Medical, Inc. and various investors (1)

10.2	Amendment to Amended and Restated Stockholders Agreement dated May 26, 2005 by and among the registrant, MSO Medical, Inc. and various investors (1)

10.3	Amended and Restated Registration Rights Agreement dated July 30, 2004 by and among MSO Medical, Inc. and various investors (1)

10.4	Amendment to Amended and Restated Registration Rights Agreement dated May 26, 2005 by and among the registrant, MSO Medical, Inc. and various investors (1)

10.5	Amended and Restated Executive Employment Agreement dated May 26, 2005 between the registrant and Albert J. Henry (2)#

10.6	Amended and Restated Executive Employment Agreement dated May 26, 2005 between the registrant and Steven Straus (2)#

10.7	Amended and Restated Executive Employment Agreement dated May 26, 2005 between the registrant and Tom Mason (2)#

10.8	2004 Equity Incentive Plan (2)

10.9	Form of Option under 2004 Equity Incentive Plan (2)

10.10	Form of Indemnity Agreement (2)

14.1	Code of Ethics*

21.1	Subsidiaries of the Company (2)

23.1	Consent of BDO Seidman, LLP*

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *

32.2	Statement of our Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *

* Filed Herewith.

# Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 2, 2005.

(2) Incorporated by reference to the Company’s Form SB-2 filed on August 25, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning “Principal Accountant Fees and Services” is incorporated by reference to the section entitled “Principal Accountant Fees and Services” that the Company intends to include in the Proxy Statement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSO Holdings, Inc.
Date: April 17, 2006	By: /s/ Albert J. Henry
Albert J. Henry
Chief Executive Officer

POWER OF ATTORNEY

             KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Albert J. Henry and Tom Mason and each of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

             Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Albert J. Henry	Chief Executive Officer (principal executive officer)	April 17, 2006
Albert J. Henry
/s/ Tom Mason	Chief Financial Officer (principal financial and accounting officer)	April 17, 2006
Tom Mason
/s/ Steven Straus	President, Chief Operating Officer, Director	April 17, 2006
Steven Straus
/s/ Rajesh Kothari	Director	April 17, 2006
Rajesh Kothari
/s/ John Morrissey	Director	April 17, 2006
John Morrissey
/s/ Eugene R. Terry	Director	April 17, 2006
Eugene R. Terry