Form 10KSB/A
period 2005-12-31
MSO HOLDINGS INC
filed 2006-05-01
CIK 771556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

(Mark One)

[ X ]        ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
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

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  |X|   No  |_|

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   |_|

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

DOCUMENTS INCORPORATED BY REFERENCE

        None.

FORM 10-KSB/A

i

EXPLANATORY NOTE

        On April 17, 2006, we filed with the Securities and Exchange Commission (the “SEC”) our Annual Report on Form 10-KSB for the year ended December 31, 2005 (the “Original 10-KSB”). In accordance with SEC rules, we incorporated by reference Part III of the Original 10-KSB from the Proxy Statement to be filed on or before the May 1, 2006 deadline for incorporation by reference. Since filing the Original 10-KSB, we have determined that we will not file our Proxy Statement prior to the May 1 deadline and, in accordance with SEC rules, must file an amendment to our Original 10-KSB to include the disclosures required by Part III of Form 10-KSB. This Amendment No. 1 on Form 10-KSB/A (the “Amended 10-KSB”) amends Part III of the Original 10-KSB by including those disclosures required by Part III of Form 10-KSB.

        This Amended 10-KSB is also being filed to correct a typographical error that inadvertently appears in the Original 10-KSB. In the second sentence of the last paragraph on page F-19 of the Original 10-KSB, it was stated that stock options will vest over periods through December 2008. In fact, the stock options referenced will vest over periods through December 2009.

        As a result of the Amended 10-KSB, the certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original 10-KSB, have been re-executed and re-filed as of the date of the Amended 10-KSB.

        While the Amended 10-KSB does not update any other information contained in the Original 10-KSB, for the convenience of the reader, this Amended 10-KSB amends in its entirety the Original 10-KSB. The Amended 10-KSB continues to speak as of the date of the Original 10-KSB, and we have not updated the disclosure contained herein to reflect any events that have occurred after that date.

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

Income (Loss) from Operations. The Loss from Operations of $5,370,481 for the year ended December 31, 2005 is a slight decrease of $20,758 from the Loss from Operations of $5,349,723 in 2004.

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

Net Loss. The Company had a net loss of $5,570,016 for the twelve months ended December 31, 2005 compared to a net loss of $5,377,101 for the same period in 2004, a decrease in the loss of $192,915. The net loss for 2005 included reverse merger costs of $550,435 for the reverse merger transaction.

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

        If a trading market in our common stock develops, the market price for our common stock is likely to be volatile and could be susceptible to wide price fluctuations due to a number of internal and external factors, many of which are beyond our control, including:

•	quarterly variations in operating results and overall financial condition;

•	economic and political developments affecting the economy as a whole;

•	short-selling programs;

•	the stock market's perception of the health care industry as a whole;

•	changes in earnings estimates by analysts;

•	additions or departures of key personnel; and

•	sales of substantial numbers of shares of common stock or securities convertible into or exercisable for • our common stock.

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

        As indicated in Note 4, the accounts of MSO Physicians P.C. are included in the Company’s consolidated financial statements. MSO Physicians P.C. is an “S” Corporation, and therefore is not subject to federal income tax. The sole shareholder of MSO Physicians P.C. is required to report on its individual tax return MSO Physicians P.C.‘s taxable income or loss.

        Until March 28, 2004 the Company was a member owned Limited Liability Company that was treated as a partnership for US income tax purposes. As such, it was not subject to federal income taxes. Each partner was required to report on its tax return its distributive share of the partnership’s taxable income.

STOCK COMPENSATION

        The Company maintains a stock incentive plan. See Note 13 for additional information regarding this plan. The Company accounts for all warrants and options granted to employees under the recognition and measurement principles of Accounting Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As a result, no compensation expense is recognized for stock option or warrant grants to employees for which the exercise price is equal to or above the market value of the underlying common stock on the date of grant. The Company accounts for options and warrants granted to non-employees using a fair value method in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for stock-based Compensation.”

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

        A summary of stock options as of December 31, 2005 and 2004 and activity during the years ended December 31, 2005 and 2004 follows:

        The Company incurred compensation expense of $41,614 and $27,270 for the years ended December 31, 2005 and 2004, respectively in connection with options granted to employees. These stock options vest over periods through December 2009. The weighted average contractual life of these outstanding options is 10 years.

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

ITEM 8B. OTHER INFORMATION

        None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(A) OF THE EXCHANGE ACT

DESCRIPTION OF OUR CURRENT BOARD

NAME OF DIRECTOR	AGE	DIRECTOR SINCE
Steven Straus	49	April 2004
Eugene Terry	66	July 2004
John Morrissey	47	February, 2006
Rajesh Kothari	38	February, 2006

Steven Straus

        Mr. Straus has been our President and a director since April 2004.  Mr. Straus has served in a variety of healthcare management and board of director capacities during the past 25 years.  During 2003, Mr. Straus served as Chief Development Officer of Titan Healthcare Company, a single specialty pain management and spinal diagnostics surgery center company.  From 2001 to 2003, Mr. Straus was a co-founder and Vice-President of OR Partners, a single specialty ophthalmology surgery center company.  From 1997 to 2000, Mr. Straus was President of the healthcare products group of Jordan Industries, Inc.  Mr. Straus spent his first 15 years in the healthcare industry with Baxter Healthcare and American Hospital Supply where he rose to the positions of VP Corporate Sales (1986-1989) and VP Sales and National Accounts (1990-1993), respectively. Mr. Straus has been nominated by our Board in accordance with our Stockholders Agreement for the seat on our Board that is to be held by our President.

Eugene Terry

        Eugene R. Terry has been a director since July 2004.  Mr. Terry is a pharmacist and is a principal of T.C. Solutions, a privately-held investment and financial services consulting firm. Since 2004, Mr. Terry has also served as one of our consultants. From December 2001 through 2003, Mr. Terry was director and interim chairman of Medical Nutrition. Mr. Terry is also on the board of directors of ProxyMed, Inc. Until 2001, Mr. Terry was a director on the board of In-Home Health, a Home Healthcare Company acquired by Manor Care, Inc. Mr. Terry is also a director of Health Care Cost Management, Inc., a prescription auditing firm. Mr. Terry is a designee to the Board of Commonwealth Associates, L.P.

John Morrissey

        John C. Morrissey has been a director since February 2006. Since 2003, Mr. Morrissey has been the Managing Director of Shea Ventures LLC and Executive Vice President of J. F. Shea Co., Inc. Shea Ventures is a private equity investment fund that, together with its predecessors, has a long history of direct investments in venture capital and other private equity. J. F. Shea’s operating businesses include Shea Homes, which is the nation’s largest privately held homebuilder, and J. F. Shea Construction, a general contractor. From 1990 to 2003, Mr. Morrissey was a partner of the Bingham McCutchen law firm. Mr. Morrissey has earned degrees from Yale College, Oxford University and the University of Chicago Law School. Mr. Morrissey is a designee to the Board of the holders of a majority in interest of the Series A Preferred Stock.

Rajesh Kothari

        Rajesh Kothari has been a director since February 2006. Since 2002, Mr. Kothari has been Managing Director of Seneca Partners, a company he co-founded. Seneca Partners is a venture capital and merchant banking firm. Seneca Partners manages Seneca Health Partners, a venture capital fund dedicated to emerging healthcare companies located throughout Middle America. From 1996 to 2001, Mr. Kothari was a director at Beringea (formerly GMA Capital), a boutique investment-banking and venture capital firm. Mr. Kothari has also served as an Investment Officer for ProVen Private Equity in London, England, a venture capital affiliate of Beringea. Mr. Kothari earned both a Bachelors of Arts and a Masters of Business Administration from the University of Michigan. Mr. Kothari is a designee to the Board of the holders of a majority in interest of the Series A Preferred Stock.

Board Committees

        Our Board has three committees: an Audit Committee (the “Audit Committee”), a Compensation Committee (the “Compensation Committee”) and an Executive Committee (the “Executive Committee”). Below is a description of all of our committees. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities.

Audit Committee

        Our Board has established an Audit Committee and has adopted an Audit Committee Charter. The Audit Committee held 3 meetings during fiscal year 2005. The Audit Committee is to be comprised of two or more directors. The sole member of the Audit Committee is Rajesh Kothari. We also have one vacancy on our Audit Committee. Mr. Kothari is “independent” (as that term is used in Rule 4200(a) (15) of the National Association of Securities Dealers’ listing standards. Due to the recent significant changes in the composition of our Board, we have not yet identified a “financial expert” as defined in the Securities and Exchange Act of 1934, as amended, to serve on our Audit Committee. We are currently seeking to identify such an individual.

        The principal functions of the Audit Committee are to appoint, compensate and oversee the independent publicly registered auditors; to review and approve annual and quarterly financial statements and all legally required public disclosure documents containing financial information about us; to review and approve the adequacy of internal accounting controls and the quality of financial reporting procedures and systems; to examine the presentation and impact of key financial and other significant risks that may be material to our financial reporting; and to review and approve the nature and scope of the annual audit and review the results of the external auditor’s examination.  The Audit Committee reports its findings with respect to such matters to the Board.

Compensation Committee

        Our Board has established a Compensation Committee and has adopted a Compensation Committee Charter. The Compensation Committee held 2 meetings during fiscal year 2005. The Compensation Committee advises and makes recommendations to the Board concerning the compensation of directors, officers and senior management. The Compensation Committee is comprised of Eugene Terry and John Morrissey.

Executive Committee

        Our Board established an Executive Committee in March 2006. The Executive Committee did not hold any meetings during fiscal year 2005. The Executive Committee is primarily responsible for meeting with and gathering information from the senior management on a regular basis on behalf of the Board and regularly reports the results of such activities to our Board. The Executive Committee is comprised of John Morrissey and Rajesh Kothari.

Code of Ethics

        Our Board has adopted a Code of Business Conduct and Ethics related to and governing the conduct of all of our officers, directors and employees.

MANAGEMENT

The following are the executive officers of the Company:

Name	Age	Positions Held and Tenure
Albert J. Henry	67	Chief Executive Officer
Steven Straus	49	President, Chief Operating Officer and Director
Tom Mason	50	Chief Financial Officer

Albert J. Henry, Chief Executive Officer

        Mr. Henry is one of our founders and has been our Chief Executive Officer and a director since 2002.  On April 12, 2006, Mr. Henry entered into a termination agreement pursuant to which he resigned as a director effective immediately and resigned as our Chief Executive Officer effective immediately after the filing of the 10-KSB.  The terms of Mr. Henry’s departure as our Chief Executive Officer are summarized below.  Mr Henry is also currently the Chairman of Henry Ventures II Limited, a venture capital firm focused on the healthcare industry (“Henry Ventures”). From 2002 until 2004, Mr. Henry was the Chairman and Chief Executive Officer of Reimbursement Specialists, LLC, now our subsidiary. Mr. Henry has acted as the Chief Executive Officer at six (6) of the portfolio companies of Henry Ventures, including Synergy Pharmaceuticals, which developed three different technology platforms for three potential drugs targeted at myeloma, colon cancer, ulcerative colitis and AIDS related illnesses. Prior to that, Mr. Henry was Vice Chairman of IVAC Medical Systems. Prior to that, Mr. Henry was a Director, Chief Financial Officer and Chair of the Executive Committee of IMED, a company that designed, manufactured and sold the first volumetric infusion pump.

Mr. Henry’s Departure

        On April 12, 2006, Mr. Henry entered into a termination agreement pursuant to which he resigned as a director effective immediately and resigned as our Chief Executive Officer effective immediately after the filing of the 10-KSB.  In connection with Mr. Henry’s departure, our board has agreed to waive our right to repurchase 576,340 shares of common stock currently held by Belusha, LP, an entity controlled by Mr. Henry such that Belusha, L.P. will own 1,248,733 shares of our common stock.  The remaining 288,171 shares of our common stock owned by Belusha L.P., but still subject to our right to repurchase such common stock, will be immediately forfeited and returned to us for cancellation.  Our Board has also agreed that in lieu of any severance payment to Mr. Henry, Mr. Henry will receive a credit in the amount of $141,250 which Mr. Henry may use to acquire securities in our next round of financing that results in gross proceeds to us in excess of $1,500,000 on the same terms applicable to each of the other investors in such financing.  In addition, Mr. Henry will also receive up to $50,000 in additional cash payments contingent on the Company achieving certain business milestones.

Steven Straus, President and Chief Operating Officer

        See, “DESCRIPTION OF OUR CURRENT BOARD” for additional biographical information on Mr. Straus.

Tom Mason, Chief Financial Officer

        Mr. Mason has been our Chief Financial Officer since March of 2005. Before joining MSO Holdings, Inc., from February 2000 until March 2005, Mr. Mason served as a Chief Financial Officer and Board Member of Centiv, Inc. (NASDAQ: CNTV), a publicly-held marketing services company providing web-enabled point-of-purchase merchandising solutions for consumer package goods manufacturers and major retailers. Prior Chief Financial Officer roles included Telular Corporation (NASDAQ: WRLS), a publicly traded wireless products company and The Segerdahl Corporation, a privately held major commercial printer. Mr. Mason began his career with KPMG/Peat Marwick as a CPA and subsequently held various finance positions with American Hospital Supply Corporation, a premier healthcare distributor and manufacture, and then held various finance, general management and operating positions with Bell & Howell Company, a provider of software and hardware solutions for the document imaging industry. Mr. Mason received a BS in Accounting from the University of Illinois and is a CPA.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and holders of more than ten percent (10%) of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Directors, executive officers and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms that we received, we believe that all reporting requirements under Section 16(a) for the fiscal year ended December 31, 2005 were met in a timely manner by our directors, executive officers and greater than ten percent (10%) beneficial owners, except for the following: (i) Donald Carter was late in filing his report on Form 3 for transactions that occurred on May 26, 2005; (ii) Harvard Developments, Inc. was late in filing its report on Form 3 for transactions that occurred on May 26, 2005; (iii) New England Partners Capital, LP was late in filing its report on Form 3 for transactions that occurred on May 26, 2005; (iv) Seneca Health Partners, LP I was late in filing its report on Form 3 for transactions that occurred on May 26, 2005; (v) Shea Ventures, LLC was late in filing its report on Form 3 for transactions that occurred on May 26, 2005; (vi) Albert J. Henry was late in filing his report on Form 3 for transactions that occurred on May 26, 2005; (vii) Eugene Terry was late in filing his report on Form 3 for transactions that occurred on May 26, 2005; (viii) Steven Straus was late in filing his report on Form 3 for transactions that occurred on May 26, 2005; (ix) Randolph Steer was late in filing his report on Form 3 for transactions that occurred on May 26, 2005; (x) Thomas Mason was late in filing his report on Form 3 for transactions that occurred on May 26, 2005; (xi) Craig Jeffries was late in filing his report on Form 3 for transactions that occurred on July 5, 2005; and (xii) Victor Weinstein was late in filing his report on Form 3 for transactions that occurred on July 5, 2005.

ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth certain information regarding the compensation paid during the last three fiscal years to our Named Executive Officers.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards

Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options (#)	Other Annual Compensation
Albert Henry (1)	2005	$266,330	--	--	$8,400(2)
Chairman and Chief Executive Officer	2004	$207,910	--	--	$8,996(2)
	2003	$150,000	--	--	$8,996(2)
Steven Straus	2005	$218,750	--	--	$8,400(2)
President and Chief Operating Officer	2004	$183,077	--	922,143	--
	2003	$7,692	--	--	--
Thomas M. Mason (3)	2005	$125,354	--	307,381	--
Chief Financial Officer	2004	--	--	--	--
	2003	--	--	--	--

(1)     Mr. Henry resigned as our Chief Executive Officer on April 17, 2006

(2)     Consists of an automobile allowance.

(3)     Mr. Mason became our Chief Financial Officer on March 3, 2005.

Options Grants in the Last Fiscal Year

        The following table provides information concerning individual option grants of stock options made during fiscal 2005 to the Named Executive Officers. The exercise prices in each case equal or exceed the fair market value of our common stock as determined by our Board as of the date of grant. The percentage of total options granted to our employees in the last fiscal year is based on options to purchase an aggregate of 623,285 shares of common stock granted under our option plans to our employees in fiscal 2005:

Name	Number of Shares of Common Stock Underlying Options Granted	Percent of Total Options Granted to Employees in Last Fiscal Year	Exercise Price ($ per Share)	Expiration Date
Albert Henry	--	--	--	--
Steven Straus	--	--	--	--
Thomas M. Mason	307,381	49%	$0.13	3/7/2015

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

        The following table sets forth the number of shares of our common stock subject to exercisable and unexercisable stock options that the Named Executive Officers held at December 31, 2005. The Named Executive Officers did not exercise any options in 2005.

Name	Number of Securities Underlying Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End
	Exercisable	Unexercisable	Exercisable	Unexercisable
Albert Henry	--	--	--	--
Steven Straus	192,113	730,030	$ 90,293	$343,114
Thomas M. Mason	--	307,381	--	$144,469

Director Compensation

        Our independent directors receive $16,000 per year in cash compensation, paid in four equal quarterly installments for attendance at board of directors’ meetings and committee meetings and $2,500 per year for each committee on which such director serves. In addition, we grant each of our independent directors a warrant to purchase 115,000 shares of our common stock which vests in the three equal annual installments beginning on the one year anniversary of such director’s election to our board of directors. In addition, each of our independent directors is granted an additional warrant to purchase 25,000 shares of our common stock on each one year anniversary of their appointment or election, as the case may be, such additional warrants to vest in three equal annual installments beginning on the one year anniversary of the date of grant of such warrant.

Employment Agreements

Mr. Straus

        On May 26, 2005, we entered into an Amended and Restated Executive Employment Agreement with Steven Straus, our President (the “Straus Agreement”). The term of the Straus Agreement expired on December 31, 2005; however, the Straus Agreement automatically renews for successive one (1) year periods unless we provide Mr. Straus written notice of our intent to terminate the Straus Agreement no later than one hundred eighty (180) days prior to the expiration of the then-current term. Mr. Straus’ base salary under the Straus Agreement is $235,000 per year. In addition, Mr. Straus is entitled to an annual bonus in an amount determined by our Compensation Committee. Mr. Straus is also paid an automobile allowance of $700 per month. Mr. Straus is also entitled to reimbursement of reasonable out-of-pocket expenses incurred in the performance of his duties as President. In addition, Mr. Straus is also entitled to our standard health and welfare plan benefits.

        If we terminate the Straus Agreement due to Mr. Straus’ disability, we are obligated to pay him the following: (i) a lump sum payment equal to one times his then-current annual base salary, plus (ii) a pro rated bonus, plus (iii) any other amounts then owing to Mr. Straus pursuant to the Straus Agreement. In addition, Mr. Straus is entitled to participate in each of our health and welfare benefit plans for what would have been the remaining employment term.

        If the Straus Agreement terminates due to Mr. Straus’ death, we are obligated to pay Mr. Straus’ legal representatives the following: (i) one times Mr. Straus’ then-current annual salary, plus (ii) any other amounts then owing to Mr. Straus pursuant to the Straus Agreement.

        If we terminate the Straus Agreement without “cause” (as defined in the Straus Agreement) or a “constructive termination without cause” (as defined in the Straus Agreement) takes place, we are obligated to pay Mr. Straus (i) a lump sum payment equal to one times his then-current annual base salary or the amount of base salary due for the remainder of his employment term, whichever is less, plus (ii) a pro rated bonus, plus (iii) any other amounts then owing to Mr. Straus pursuant to the Straus Agreement. In addition, Mr. Straus is entitled to participate in each of our health and welfare benefit plans for what would have been the remaining employment term.

Mr. Mason

        On May 26, 2005, we also entered into an Amended and Restated Executive Employment Agreement with Tom Mason, our Chief Financial Officer (the “Mason Agreement”). The term of the Mason Agreement expired on September 6, 2005; however, the Mason Agreement automatically renews for successive six (6) month periods. Mr. Mason’s base salary under the Mason Agreement is $160,000 per year. In addition, Mr. Mason is entitled to an annual bonus in an amount determined by our Compensation Committee. Mr. Mason is also entitled to reimbursement of reasonable out-of-pocket expenses incurred in the performance of his duties as Chief Financial Officer. In addition, Mr. Mason is also entitled to our standard health and welfare plan benefits.

        If we terminate the Mason Agreement due to Mr. Mason’s disability, we are obligated to pay him the following: (i) a pro rated bonus, plus (ii) any other amounts then owing to Mr. Mason pursuant to the Mason Agreement. In addition, Mr. Mason is entitled to participate in each of our health and welfare benefit plans for what would have been the remaining employment term.

        If the Mason Agreement terminates due to Mr. Mason’s death, we are obligated to pay Mr. Mason’s legal representatives the following: (i) a pro rated bonus, plus (ii) any other amounts then owing to Mr. Mason pursuant to the Mason Agreement.

        If we terminate the Mason Agreement without “cause” (as defined in the Mason Agreement) or a “constructive termination without cause” (as defined in the Mason Agreement) takes place, we are obligated to pay Mr. Mason (i) a lump sum payment equal to six months pay at his then-current annual base salary, plus (ii) a pro rated bonus, plus (iii) any other amounts then owing to Mr. Mason pursuant to the Mason Agreement. In addition, Mr. Mason is entitled to participate in each of our health and welfare benefit plans for what would have been the remaining employment term.

Termination Agreements

Mr. Henry

        On April 12, 2006, we entered into a Termination Agreement with Albert Henry, our Chief Executive Officer and one of our directors (the “Termination Agreement”). Pursuant to the Termination Agreement, Mr. Henry resigned as our director effective immediately and resigned as our Chief Executive Officer effective immediately after the filing of the 10-KSB.  In connection with Mr. Henry’s departure, our Board has agreed to waive our right to repurchase 576,340 shares of common stock currently held by Belusha, LP, an entity controlled by Mr. Henry such that Belusha, L.P. will own 1,248,733 shares of our common stock. The remaining 288,171 shares of our common stock owned by Belusha L.P., but still subject to our right to repurchase such common stock, will be immediately forfeited and returned to us for cancellation.  Our Board has also agreed that in lieu of any severance payment to Mr. Henry, Mr. Henry will receive a credit in the amount of $141,250 which Mr. Henry may use to acquire securities in our next round of financing that results in gross proceeds to us in excess of $1,500,000 on the same terms applicable to each of the other investors in such financing.  In addition, Mr. Henry will also receive up to $50,000 in additional cash payments contingent on us achieving certain business milestones.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 15, 2006 by: (i) each person (or group of affiliated persons) known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (ii) each of our directors; (iii) the executive officers whose salaries plus bonuses for 2005 exceed $100,000 (collectively, the “Named Executive Officers”); and (iv) all of our directors and the Named Executive Officers as a group.

        Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities. Subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, unless otherwise noted. The number of shares of our common stock used to calculate the percentage ownership of each listed person includes the shares of our common stock underlying options or warrants held by such persons that are exercisable within 60 days after April 15, 2006. Percentage of beneficial ownership before this offering is based on 6,316,698 shares of our common stock outstanding as of April 15, 2006.

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)	Percentage Beneficially Owned(3)
Executive Officers and Directors:
Steven Straus	246,613 (4)	3.8%
Tom Mason	76,845(5)	1.2%
Eugene Terry	38,423	0.6%
Rajesh Kothari	872,001 (6)	12.1%
John Morrissey	2,725,007 (7)	30.1%
All directors and executive officers as a group	3,958,889 (8)	38.5%
(6 persons)
5% Stockholders:
Albert Henry	1,248,733 (9)	19.8%
Richard O. Ullman	817,501 (10)	11.5%
Harvard Developments, Inc.	1,035,502 (11)	14.1%
Echo Capital Growth Corporation	545,000 (12)	7.9%
Donald C. Carter	817,501 (13)	11.5%
New England Partners Capital, LP	1,635,002 (14)	20.6%
RMC Capital, LLC	545,000 (15)	7.9%
Morgan Investors X	545,000 (16)	7.9%
Michael Wood	1,536,904	24.3%

James Sapala	672,396	24.3%
Michael Schuhknect	672,396	24.3%

* Indicates ownership of less than 1% of outstanding shares.

(1)	The address of each of the executive officers and directors is MSO Holdings, Inc., 2333 Waukegan Road, Suite 175, Bannockburn, Illinois 60015.

(2)	Each person listed or included in the group has sole voting power and sole investment power with respect to the shares owned by such person, except as indicated below.

(3)	Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days after April 15, 2006 and shares issuable upon conversion of our Series A Preferred Stock are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, warrants or Series A Preferred Stock but are not deemed outstanding.

(4)	Consists of 54,500 shares of our Series A Preferred Stock which is convertible into our common stock at any time at the option of the holder, and 192,113 shares subject to options to purchase our common stock. (Mr. Straus holds options to purchase an additional 730,030 shares of our common stock which will not have vested within 60 days after April 15, 2006.)

(5)	Consists of 76,845 shares subject to options to purchase our common stock. (Mr. Mason holds options to purchase an additional 230,536 shares of our common stock which will not have vested within 60 days after April 15, 2006.)

(6)	Consists of 872,001 shares of our Series A Preferred Stock held by Seneca Health Partners LP I (“Seneca”) which is convertible into our common stock at any time at the option of the holder. Mr. Kothari is a Managing Director of Seneca Partners, Inc., which has sole dispositive and voting power with respect to all shares held by Seneca. Mr. Kothari disclaims beneficial ownership of these shares.

(7)	Consists of 2,725,007 shares of our Series A Preferred Stock held by Shea Ventures, LLC (“Shea”) which is convertible into our common stock at any time at the option of the holder. Mr. Morrissey has sole dispositive and voting power with respect to all shares held by Seneca. Mr. Morrissey disclaims beneficial ownership of these shares.

(8)	Includes 3,651,508 shares of our Series A Preferred Stock which is convertible into our common stock at any time at the option of the holder, and 307,381 shares subject to options and warrants to purchase our common stock.

(9)	Consists of 1,248,733 shares of our common stock held by Belusha, L.P., an entity controlled by Irene Henry, mother of Al Henry.

(10)	Consists of 817,501 shares of our Series A Preferred Stock which is convertible into our common stock at any time at the option of the holder.

(11)	Consists of 1,035,502 shares of our Series A Preferred Stock which is convertible into our common stock at any time at the option of the holder.

(12)	Consists of 545,000 shares of our Series A Preferred Stock which is convertible into our common stock at any time at the option of the holder.

(13)	Consists of 817,501 shares of our Series A Preferred Stock which is convertible into our common stock at any time at the option of the holder.

(14)	Consists of 1,635,002 shares of our Series A Preferred Stock which is convertible into our common stock at any time at the option of the holder.

(15)	Consists of 545,000 shares of our Series A Preferred Stock which is convertible into our common stock at any time at the option of the holder.

(16)	Consists of 545,000 shares of our Series A Preferred Stock which is convertible into our common stock at any time at the option of the holder.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        One of our directors, Eugene Terry, earned a finder’s fee of $120,000 for the money raised in connection with the Series A Convertible Preferred Stock Financing. This amount was paid at a rate of $10,000 per month, of which $40,000 was paid in 2004 and the remaining balance of $80,000 was paid in 2005. In addition, this Board Member provides business development consulting to the Company and received approximately $40,000 and $66,000 for the years ended December 31, 2005 and 2004, respectively.

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

        We engaged Commonwealth Associates, L.P. (“Commonwealth”) as a non-exclusive mergers and acquisitions advisor for a term that was originally to have ended July 31 of 2006. We terminated this Agreement effective February 28, 2005. We paid Commonwealth an aggregate of $120,000 pursuant to this Agreement. In addition, Commonwealth served as MSO Medical Inc.‘s (“MSO Medical”) placement agent in connection with the sale of its Series A Convertible Preferred Stock. In connection with that transaction, MSO Medical paid Commonwealth a commission of $658,750. In addition, MSO Medical issued Commonwealth warrants to purchase an aggregate of 1,430,627 shares of MSO Medical common stock. In accordance with the terms of these warrants, Commonwealth then distributed such warrants to certain of its employees and representatives, including each of Messrs. Michael Falk and Robert O’Sullivan. We assumed each of these warrants in connection with the merger such that these warrants became warrants to purchase our common stock. Each of Messrs. Falk and O’Sullivan are principal stockholders of ours by virtue of their holding such warrants. In addition, each of Messrs. Falk and O’Sullivan are Managing Directors of Commonwealth.

        Effective October 1, 2004, MSO Medical acquired all of the debt and equity interests of Reimbursement Specialists, LLC, a Delaware limited liability Company (“RS”). Our Chairman and Chief Executive Officer at the time, Albert Henry, was the Manager of RS. In addition, Reimbursement Specialists, Inc. owned a majority of the outstanding membership units of RS. All of the outstanding stock of Reimbursement Specialists, Inc. is held by a trust, of which Mr. Henry is co-trustee, for the benefit of certain members of Mr. Henry’s immediate family. The consideration to be paid for the acquisition of RS was to be equal to one times (1x) gross revenues generated by RS from July 1, 2004 through June 30, 2005 (the “RS Purchase Price”), with up to a maximum purchase price of $1.2 million. The RS Purchase Price was to be paid as follows: (i) 354,610 shares of Series A Preferred Stock, and (ii) an additional number of shares of Series A Preferred Stock derived by dividing the greater of (x) $1.41, or (y) the fair market value of the Series A Convertible Stock into the difference between the RS Purchase Price and $500,000; provided, however, that the payment of the RS Purchase Price was contingent on MSO Medical achieving $3.0 million in EBITDA for the applicable twelve (12) month period and to the extent that EBIDTA was less than $3.0 million, only a pro rata portion of the RS Purchase Price was to be payable. MSO Medical did not have positive EBITDA for the applicable twelve month period. Therefore, the RS Purchase Price was reduced to zero.

        We contract to provide certain management services to the surgeons or surgeon groups who perform clinical and surgical services at each CORI Center. The primary physician group performing patient care at each CORI Center is MSO Physicians, P.C. (“MSO Physicians”), an entity owned by Dr. James Sapala. Dr. Sapala is one of our founders and principal stockholders. As required under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” we have evaluated our relationship with MSO Physicians. MSO Physicians provides services only at hospitals for which MSO Medical provides management services, and the operations of MSO Physicians have been fully funded by advances from MSO Medical. As a result, MSO Medical is the primary beneficiary of MSO Physicians, and we have concluded that MSO Physicians is a variable interest entity. As a result, the accounts of MSO Physicians are included in our consolidated financial statements. MSO Physicians also entered into employment agreements with each of Drs. Sapala and Wood, who are principal stockholders of ours. The Sapala employment agreement expired on August 31, 2005. The Wood employment agreement expired on July 31, 2006.

        On April 12, 2006, we entered into a Termination Agreement with Albert Henry, our Chief Executive Officer and one of our directors. Pursuant to the Termination Agreement, Mr. Henry resigned as our director effective immediately and resigned as our Chief Executive Officer effective immediately after the filing of the 10-KSB.  In connection with Mr. Henry’s departure, our Board has agreed to waive our right to repurchase 576,340 shares of common stock currently held by Belusha, LP, an entity controlled by Mr. Henry such that Belusha, L.P. will own 1,248,733 shares of our common stock.  The remaining 288,171 shares of our common stock owned by Belusha L.P., but still subject to our right to repurchase such common stock, will be immediately forfeited and returned to us for cancellation.  Our Board has also agreed that in lieu of any severance payment to Mr. Henry, Mr. Henry will receive a credit in the amount of $141,250 which Mr. Henry may use to acquire securities in our next round of financing that results in gross proceeds to us in excess of $1,500,000 on the same terms applicable to each of the other investors in such financing.  In addition, Mr. Henry will also receive up to $50,000 in additional cash payments contingent on us achieving certain business milestones.

ITEM 13. EXHIBITS

(a)	Index to Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Bylaws of the registrant (1)

4.1	Specimen Common Stock Certificate (2)

4.2	Form of Warrant to purchase Common Stock (2)

10.1	Amended and Restated Stockholders Agreement dated July 30, 2004 by and among MSO Medical, Inc. and various investors (1)

10.2	Amendment to Amended and Restated Stockholders Agreement dated May 26, 2005 by and among the registrant, MSO Medical, Inc. and various investors (1)

10.3	Amended and Restated Registration Rights Agreement dated July 30, 2004 by and among MSO Medical, Inc. and various investors (1)

10.4	Amendment to Amended and Restated Registration Rights Agreement dated May 26, 2005 by and among the registrant, MSO Medical, Inc. and various investors (1)

10.5	Amended and Restated Executive Employment Agreement dated May 26, 2005 between the registrant and Albert J. Henry (2)#

10.6	Amended and Restated Executive Employment Agreement dated May 26, 2005 between the registrant and Steven Straus (2)#

10.7	Amended and Restated Executive Employment Agreement dated May 26, 2005 between the registrant and Tom Mason (2)#

10.8	2004 Equity Incentive Plan (2)

10.9	Form of Option under 2004 Equity Incentive Plan (2)

10.10	Form of Indemnity Agreement (2)

14.1	Code of Ethics (3)

21.1	Subsidiaries of the Company (2)

23.1	Consent of BDO Seidman, LLP*

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *

32.2	Statement of our Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *

* Filed Herewith.

# Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 2, 2005.

(2) Incorporated by reference to the Company’s Form SB-2 filed on August 25, 2005.

(3) Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 17, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Aggregate fees billed by BDO, for audit services for the fiscal years ended December 31, 2005, and December 31, 2004, respectively, and for other professional services billed in the most recent two fiscal years, were as follows:

Type of Service	Fees billed by BDO for the year ended December 31, 2005	Fees billed by BDO for the year ended December 31, 2004
Audit Fees (1)	$130,000	$136,000
Audit-Related Fees (2)	$--	$--
Tax Fees (3)	$51,000	$22,000
All Other Fees	$--	$--
Total	$181,000	$158,000

(1)	Comprised of the audits of our annual financial statements and reviews of our quarterly financial statements, as well as attest services, comfort letters and consents to Securities and Exchange Commission (“SEC”) filings.

(2)	Comprised of consultations regarding financial accounting and reporting.

(3)	Comprised of services for tax compliance, tax planning, and tax advice. Tax compliance includes services related to the preparation or review of our original and amended tax. The remaining tax fees primarily include tax advice.

(4)	The tax fees for the year ended December 31, 2004 were paid to Grant Thornton LLP.

Pre-Approval Policies

        Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and permissible non-audit services rendered by our independent registered public accounting firm, BDO. The policy generally pre-approves specific services in the defined categories of audit services, audit-related services, and tax services up to pre-determined amounts. Pre-approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. All fees described above were pre-approved by our Audit Committee.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSO Holdings, Inc.
Date: May 1, 2006	By: /s/ Steven Straus
Steven Straus
President

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Steven Straus*	President, Chief Operating Officer, Director (principal executive officer)	May 1, 2006
Steven Straus
/s/ Tom Mason	Chief Financial Officer (principal financial and accounting officer)	May 1, 2006
Tom Mason
/s/ Rajesh Kothari*	Director	May 1, 2006
Rajesh Kothari
/s/ John Morrissey*	Director	May 1, 2006
John Morrissey
/s/ Eugene R. Terry*	Director	May 1, 2006
Eugene R. Terry

*By:	/s/ Tom Mason Tom Mason Attorney-in-Fact