Form 10QSB
period 2006-03-31
MSO HOLDINGS INC
filed 2006-05-22
CIK 771556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_________________

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Issuer’s telephone number, including area code: (847) 267-0801

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

        The number of shares outstanding of the Registrant’s common stock, par value $0.001, as of May 5, 2006 the latest practicable date, was 6,316,698 shares.

        Transitional Small Business Disclosure Format: Yes:        No:   X

MSO HOLDINGS, INC.
TABLE OF CONTENTS

MSO HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

Assets	March 31, 2006 (unaudited)	December 31, 2005 (restated)
Current Assets		
Cash and cash equivalents	$ 264,142	$ 911,690
Accounts Receivable (net of allowance for bad debt and estimated contractual allowances of $862,250 and $1,432,000 as of March 31, 2006 and December 31, 2005, respectively)	278,355	438,048
Prepaid expenses and other current assets	89,534	131,020
Total Current Assets	**632,031**	**1,480,758**
Fixed Assets, net of accumulated depreciation	**303,083**	**378,057**
Other Assets		
Deposits	35,623	44,558
Total Other Assets	**35,623**	**44,558**
Total Assets	**$ 970,737**	**$ 1,903,373**
Liabilities and Shareholders' Equity (Deficit)		
Current Liabilities		
Accounts Payable	$ 872,700	$ 1,116,051
Short Term Capital Lease	12,260	11,821
Accrued wages and benefits	195,343	186,196
Accrued expenses	690,685	842,417
Unearned revenue	23,300	53,900
Total Current Liabilities	**1,794,288**	**2,210,385**
Long Term Liabilities		
Stock based compensation liability	$ 532,961	$ 1,062,834
Capital Lease Payable	23,467	26,702
Total Long Term Liabilities	**556,428**	**1,089,536**
Redeemable Convertible Preferred Series A Stock		
$.001 par value, 15,000,000 shares authorized; 12,562,262 issued and outstanding as of March 31, 2006 and December 31, 2005, and net of unaccreted issuance costs of $737,127 and $826,763 as of March 31, 2006 and December 31, 2005, respectively (liquidation value of $11,525,000 as of March 31, 2006 and December 31, 2005)	**10,787,873**	**10,698,237**
Stockholders Equity (Deficit)		
Common Stock, $.001 par value, 40,000,000 shares authorized; 6,604,870 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	6,605	6,605
Additional Paid in Capital	631,645	361,310
Accumulated Earnings (Deficit)	(12,806,102)	(12,462,700)
Total Stockholders Equity (Deficit)	**(12,167,852)**	**(12,094,785)**
Total Liabilities & Shareholder Equity (Deficit)	**$ 970,737**	**$ 1,903,373**

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

In this discussion, the terms “Company,” “we,” “us,” “our” and “MSO Holdings” refer to MSO Holdings, Inc. and our subsidiaries except as expressly set forth otherwise.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 2005 and 2004.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have experienced operating losses and negative cash flows from operations and currently have an accumulated deficit. Based upon the current level of revenues and the cash position, we must raise additional capital in the second quarter of 2006 in order to fund our current operations. These factors raise substantial doubt about our ability to continue as a going concern. We are pursuing several alternatives to address this situation, including raising additional funding through the issuance of debt or equity securities.

On May 9, 2006, we completed a convertible promissory note financing in the aggregate principal amount of $694,205 (the “Note Financing”). In addition, the investors in the Note Financing deposited an additional $1,524,039 into an escrow account, such amount to be released to us in exchange for additional convertible promissory notes in one or more tranches upon the achievement of certain business milestones by no later than December 31, 2006. See Note 7 for additional information on this financing.

It is anticipated that the cash received in the first tranche will allow us to operate for approximately four additional months. There can be no assurance that we will achieve the milestones required to obtain access to the remaining funds that are in escrow. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or in a worst case scenario, cease operations. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

2.	RESTATEMENT

While preparing the fiscal 2006 first quarter financial statements, the Company performed a detailed review of its accounting treatment for shares subject to repurchase option. The Company determined it had incorrectly calculated its weighted average shares outstanding during fiscal 2005 and 2004. This resulted in an understatement of loss per share. As discussed in Note 12, there are certain shares subject to a repurchase agreement. The number of shares subject to the repurchase option decreased 18.75% on January 1, 2005 and will decrease by 18.75% on January 1 of each year thereafter until 2008 at which time no shares will be subject to this repurchase option. In accordance with Financial Accounting Standard 128, the Company has determined that until these shares are no longer subject to the repurchase option, they should be excluded from weighted average shares outstanding in the calculation of basic and diluted loss per share.

The Company also determined that compensation expense should be recognized over the period for which the repurchase option of these shares lapses. Previously, the Company had not recorded compensation expense for these shares. The Company determined that the shares subject to this repurchase feature result in a variable stock compensation arrangement in accordance with APB 25. As such, the value of the unvested shares is remeasured each period (until the repurchase right is exercised or expired) based on the quoted market price of the Company’s common stock. As a result, compensation accrued in each period for unvested shares is adjusted in subsequent periods for changes, either increases or decreases, in the quoted market value of the shares. The Company recorded a reduction of payroll expense of $184,069 for the three months ended March 31, 2006 and an additional payroll expense of $78,046 for the three months ended March 31, 2005 as a result of shares subject to this repurchase feature.

During the fourth quarter of 2004, one of the founding shareholders ceased providing services to the Company, and therefore 1,152,678 shares of common stock held by such founder are subject to the repurchase option. The Company exercised its option to repurchase these shares in December 2004 for $105,000 at $0.09109 per share.

During the second quarter of 2005, the Company acquired all of the 1,536,904 shares from this founder (i.e. both the 1,152,678 shares subject to repurchase and the remaining 384,226 shares not subject to the Company repurchase provision) for $0.2505 per share or $385,000 in total. This amount was initially recorded as a reduction of shareholders’ equity. The Company has determined that only the shares not subject to the Company repurchase provision should have been recorded against equity. Payment for the shares subject to the repurchase provision should be classified as compensation expense for the settlement of unvested shares in accordance with guidance in APB No. 25. The Company had initially accrued compensation expense of $105,000 for the year ended December 31, 2004 when the Company exercised its right to repurchase these shares at $0.09 per share. In fiscal 2005, the amount paid in excess of $0.09 per share totaling $183,750 (for the shares subject to the repurchase provision) was recorded as additional compensation expense.

During the fourth quarter of fiscal 2005, two founding shareholder’s ceased proving services to the company and therefore 864,509 shares of common stock held by each of these founders are subject to the repurchase option. The Company exercised its option to repurchase these shares in December 2005 and as a result in the restated financial statements, the Company has an accrued liability of $157,500 related to these shares at December 31, 2005.

The accompanying financial statements and notes reflect the restated amounts. The following tables detail the effects of the restatement:

As Previously Reported		Adjustments (1)		As Restated
QUARTER ENDED MARCH 31, 2004						
Net sales	$	1,644,131	$	-	$	1,644,131
Payroll Expenses		1,578,314		-		1,578,314
Loss from Operations		(1,033,793)		-		(1,033,793)
Net loss		(1,059,001)		-		(1,059,001)
Net Loss Available to Common Shareholders		(1,059,001)		-		(1,059,001)
Basic & Diluted weighted average shares outstanding		7,684,521		(5,763,391)		1,921,130
Basic & Diluted net loss per share	$	(0.14)	$	(0.41)	$	(0.55)
QUARTER ENDED JUNE 30, 2004						
Net sales	$	811,708	$	-	$	811,708
Payroll Expenses		1,519,567		250,148		1,769,715
Loss from Operations		(302,799)		(250,148)		(552,947)
Net loss		(325,013)		(250,148)		(575,161)
Net Loss Available to Common Shareholders		(326,760)		(250,148)		(576,908)
Basic & Diluted weighted average shares outstanding		7,684,521		(5,763,391)		1,921,130
Basic & Diluted net loss per share	$	(0.04)	$	(0.26)	$	(0.30)
QUARTER ENDED SEPTEMBER 30, 2004						
Net sales	$	1,534,545	$	-	$	1,534,545
Payroll Expenses		1,556,971		250,148		1,807,119
Loss from Operations		(1,398,464)		(250,148)		(1,648,612)
Net loss		(1,405,478)		(250,148)		(1,655,626)
Net Loss Available to Common Shareholders		(1,447,716)		(250,148)		(1,697,864)
Basic & Diluted weighted average shares outstanding		7,684,521		(5,763,391)		1,921,130
Basic & Diluted net loss per share	$	(0.19)	$	(0.70)	$	(0.88)
QUARTER ENDED DECEMBER 31, 2004						
Net sales	$	3,445,102	$	-	$	3,445,102
Payroll Expenses		2,108,112		205,058		2,313,170
Loss from Operations		(2,614,667)		(205,058)		(2,819,725)
Net loss		(2,587,609)		(205,058)		(2,792,667)
Net Loss Available to Common Shareholders		(2,675,693)		(205,058)		(2,880,751)
Basic & Diluted weighted average shares outstanding		7,684,521		(5,763,391)		1,921,130
Basic & Diluted net loss per share	$	(0.35)	$	(1.15)	$	(1.50)

(1) As discussed above, during 2006, the Company restated historical financial statements to revise the accounting for certain shares of common stock subject to a repurchase option.

As Previously Reported		Adjustments (1)		As Restated
QUARTER ENDED MARCH 31, 2005						
Net sales	$	1,944,809	$	-	$	1,944,809
Payroll Expenses		1,855,583		78,046		1,933,629
Loss from Operations		(1,479,043)		(78,046)		(1,557,089)
Net loss		(1,473,277)		(78,046)		(1,551,323)
Net Loss Available to Common Shareholders		(1,560,663)		(78,046)		(1,638,709)
Basic & Diluted weighted average shares outstanding		7,684,521		(4,610,715)		3,073,806
Basic & Diluted net loss per share	$	(0.20)	$	(0.33)	$	(0.53)
QUARTER ENDED JUNE 30, 2005						
Net sales	$	1,995,255	$	-	$	1,995,255
Payroll Expenses		1,412,589		730,072		2,142,661
Loss from Operations		(1,019,017)		(730,072)		(1,749,089)
Net loss		(1,037,069)		(730,072)		(1,767,141)
Net Loss Available to Common Shareholders		(1,124,994)		(730,072)		(1,855,066)
Basic & Diluted weighted average shares outstanding		6,730,062		(3,774,706)		2,955,356
Basic & Diluted net loss per share	$	(0.17)	$	(0.46)	$	(0.63)
QUARTER ENDED SEPTEMBER 30, 2005						
Net sales	$	1,625,628	$	-	$	1,625,628
Payroll Expenses		1,325,378		1,270,590		2,595,968
Loss from Operations		(829,180)		(1,270,590)		(2,099,770)
Net loss		(867,449)		(1,270,590)		(2,138,039)
Net Loss Available to Common Shareholders		(955,919)		(1,270,590)		(2,226,509)
Basic & Diluted weighted average shares outstanding		6,552,614		(3,458,036)		3,094,578
Basic & Diluted net loss per share	$	(0.15)	$	(0.57)	$	(0.72)
QUARTER ENDED DECEMBER 31, 2005						
Net sales	$	1,225,466	$	-	$	1,225,466
Payroll Expenses		1,275,600		(1,144,308)		131,292
Loss from Operations		(2,110,940)		1,144,308		(966,632)
Net loss		(2,192,221)		1,144,308		(1,047,913)
Net Loss Available to Common Shareholders		(2,281,179)		1,144,308		(1,136,871)
Basic & Diluted weighted average shares outstanding		7,684,521		(4,572,903)		3,111,618
Basic & Diluted net loss per share	$	(0.30)	$	(0.07)	$	(0.37)

(1) As discussed above, during 2006, the Company restated historical financial statements to revise the accounting for certain shares of common stock subject to a repurchase option.

3.	VARIABLE INTEREST ENTITY

As required under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities”, we have evaluated our relationship with MSO Physicians, P.C. (“MSO Physicians”), an entity that provides professional medical services at the hospitals for which MSO Medical, Inc. (“MSO Medical”) provides management services. MSO Physician’s only provides services at hospitals for which MSO Medical provides management services and the operations of MSO Physicians have been fully funded by advances from MSO Medical. As a result, MSO Medical is the primary beneficiary of MSO Physicians, a variable interest entity. The accounts of MSO Physician’s are included in the consolidated financial statements of MSO Medical as of March 31, 2006 and December 31, 2005 and for the three month periods ended March 31, 2006 and 2005.

4.	STOCK COMPENSATION

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” on January 1, 2006. SFAS No. 123(R) requires stock-based compensation to be expensed over the vesting period of the awards based on the grant-date fair value. The Company elected to adopt using the modified prospective transition method which does not result in the restatement of the previously issued financial statements. The provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption. Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for stock options because all options granted had an exercise price equal to the market value of the underlying stock on the grant date. The Company estimated the fair value of the stock options using the Black-Scholes option pricing model. Significant assumptions used in estimating the fair value of awards granted during the three months ended March 31, 2006 and 2005 include a risk free average interest rate of 4.5% based on the U.S. Treasury Strip (zero-coupon) bonds, a projected volatility rate of 100%, a dividend yield of 0% and an expected life of 5 years for the grants.

Total stock-based compensation expense recognized in the Consolidated Statements of Earnings was $(169,903) and $91,537 for the three months ended March 31, 2006 and 2005, respectively. Amounts recorded in 2005 primarily represent expenses related to options granted with exercise prices in excess of market (as no compensation expense was previously recognized for options granted with strike prices at or above market in accordance with APB No. 25). There were no options exercised during the three months ended March 31, 2006.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the three months ended March 31, 2006 is approximately $3,000 higher than if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted loss per share for the three months ended March 31, 2006, would have been ($0.12), if the Company had not adopted SFAS No. 123(R).

The following table illustrates the pro forma effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation for the three months ended March 31, 2005:

5.	RELATED PARTY TRANSACTIONS

MSO Physicians has an employment agreement with one of the founding physicians who is also one of our principal stockholders. The agreement outlines the roles and responsibilities of the physician, his compensation plan and contains confidentiality and non-compete clauses. The compensation expense for the founding physician was approximately $105,000 and $416,000 for the three months ended March 31, 2006 and 2005, respectively.

Eugene Terry, a member of our Board of Directors (the “Board”), provides business development consulting to us. We incurred approximately $4,000 and $0 expenses for the three months ended March 31, 2006 and 2005, respectively, for these consulting services.

6.	CEO DEPARTURE

On April 12, 2006, Albert Henry entered into a termination agreement pursuant to which he resigned as a director effective immediately and resigned as our Chief Executive Officer effective April 17, 2006. In connection with Mr. Henry’s departure, our Board has agreed to waive our right to repurchase 576,340 shares of common stock currently held by Belusha, LP, an entity controlled by Mr. Henry such that Belusha, L.P. will own 1,248,733 shares of our common stock. The remaining 288,171 shares of our common stock owned by Belusha L.P., but still subject to our right to repurchase such common stock, will be immediately forfeited and returned to us for cancellation. Our Board has also agreed that in lieu of any severance payment to Mr. Henry, Mr. Henry will receive a credit in the amount of $141,250 which Mr. Henry may use to acquire securities in our next round of financing that results in gross proceeds to us in excess of $1,500,000 on the same terms applicable to each of the other investors in such financing. In addition, Mr. Henry will also receive up to $50,000 in additional cash payments contingent on us achieving certain business milestones. In connection with the termination agreement, the Company will incur compensation expense of approximately $300,000 during the second quarter of 2006. This compensation cost is the result of (i) $141,250 of securities which Mr. Henry will receive in our next financing in excess of $1.5 million and (ii) the fair value of the 576,340 shares of common stock which the Company waived it right to repurchase.

7.	CONVERTIBLE NOTE FINANCING

On May 9, 2006, we completed a convertible promissory note financing in the aggregate principal amount of $694,205 (the “Note Financing”). In addition, the investors in the Note Financing deposited an additional $1,524,039 into an escrow account, such amount to be released to us in exchange for additional convertible promissory notes in one or more tranches upon the achievement of certain business milestones by no later than December 31, 2006.

It is anticipated that the cash received in the first tranche will allow us to operate for approximately four additional months. There can be no assurance that we will achieve the milestones required to obtain access to the remaining funds that are in escrow. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or in a worst case scenario, cease operations. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Each Convertible Note will mature on the earliest to occur of: (a) the exercise of the Conversion Right (defined below), (b) the completion of a Qualified Financing (defined below), or (c) January 1, 2008 (the “Maturity Date”), provided that the lenders give us 90 days prior written notice of the Maturity Date.

The “Conversion Right” is the right of the holder of a Convertible Note to convert the outstanding amount under such Convertible Note in the event that (i) we issue and sell shares of equity to investors (the “Investors”) in a bona-fide arms-length transaction for aggregate consideration (excluding conversion of any outstanding indebtedness) of at least $2,000,000 (the “Qualified Financing”) and (ii) the Convertible Note has not been paid in full. If the holder elects to exercise such Conversion Right, then the outstanding principal balance and all unpaid accrued interest of the Convertible Note, or any portion thereof, shall convert at the sole option of the holder into shares of the new equity security at a conversion price equal to eighty percent (80%) of the price per share paid by the Investors purchasing the equity (the “Conversion Price”) on the same terms and conditions as given to the purchasers of the new equity.

In addition to the Conversion Right described above, the holder of each Convertible Note may convert all or any portion of the outstanding principal balance thereof and all unpaid accrued interest thereon into shares of Series A-1 Preferred at a conversion price of $0.25 per share, as adjusted for stock splits, stock dividends, recapitalizations, combinations or the like.

Each Convertible Note shall bear interest at the rate of 10% per annum which shall accrue and be paid on the Maturity Date, at the option on the lenders in either (a) cash, or (b) shares of our Series A-1 Convertible Preferred Stock valued at $0.25 per share (“Series A-1 Preferred”). Subsequent to the Maturity Date, or upon any default, interest shall accrue at the rate of 14%.

The holders of each Convertible Note were also issued warrants, exercisable for three years at an exercise price of $0.25 per share, which contain cashless exercise provisions and full-ratchet anti-dilution protection. The shares to be issued upon exercise of the warrants will be either (a) if the applicable Convertible Note is converted into shares of new equity securities in connection with the closing of a Qualified Financing, shares of the new equity security equal to one hundred percent (100%) of the principal of the applicable Convertible Note then outstanding, divided by the per share price of the new equity sold in the Qualified Financing, or (b) that number of shares of Series A-1 Preferred Stock equal to 100 percent (100%) of the principal and interest balance of the Convertible Note then outstanding, divided by $0.25.

Conversion of Series A Preferred Stock

Upon the receipt of the requisite stockholder consent and the filing of our amended and restated certificate of incorporation with the Secretary of State of the State of Delaware, those holders of Series A Convertible Preferred Stock (“Series A Preferred”) that participated in the Qualified Financing shall have each share of Series A Preferred then held by them automatically converted into 3.66972 shares of newly created Series A-1 Preferred.

We intend to promptly solicit and expect to receive the requisite consent of our stockholders to the amendment and restatement of our certificate of incorporation to, among other things, (i) eliminate each of the rights, preferences, and privileges of our existing Series A Preferred, except for the right to vote with the common stock on an as-converted basis and the right to receive proceeds from a liquidation event on a pari passu basis with our common stock, and (ii) create a new Series A-1 Preferred which will enjoy all of the rights, preferences and privileges previously associated with the Series A Preferred.

Upon the receipt of the requisite consent from our stockholders to the amendment and restatement of our certificate of incorporation, we intend to file an Information Statement on Schedule 14C informing each of our remaining stockholders of such consent and upon expiration of the waiting period prescribed by Rule 14c-2 of the Securities Exchange Act of 1934, as amended, we will file the amended and restated certificate of incorporation with the Secretary of State of the State of Delaware thereby effecting the conversion of such Series A Preferred into Series A-1 Preferred.

We are currently reviewing the convertible note financing transaction to determine the proper accounting treatment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under “Risk Factors” contained in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

Company Overview

We are an Obesity Disease Management company, which offers both a surgical and non-interventional weight loss treatment option to members of health plans, employees of self insured corporations and the general public.

We were originally incorporated in the State of Nevada in 1983 under the name Valley Tech Industries, Inc. We subsequently changed our name to National Superstars, Inc. and ceased operations in 1989. Our business plan since that time had been to seek to enter into a business combination with an entity that had ongoing operations through a reverse merger or other similar type of transaction.

In furtherance of that business plan, on May 26, 2005, we reincorporated into the State of Delaware and acquired MSO Medical through a merger of a wholly-owned subsidiary with and into MSO Medical (the “Merger”). Prior to this transaction, MSO Holdings, Inc. had no significant operations.

For financial reporting purposes, the Merger has been reflected as a recapitalization of MSO Medical and the historical financial statements of MSO Medical are reported as the historical financial statements of the registrant.

We are an obesity disease management company, which manages the provision of both a non-interventional weight loss (W-L) treatment option and a bariatric surgery option to members of health plans, employees of self insured corporations and the general public. Our obesity disease management programs have demonstrated measurable outcomes for obese individuals. Our programs utilize behavioral assessment in addition to a clinical evaluation of the individual’s health status and assessment of co-morbidities due to the disease of obesity. Many major US health plans require a certain number of months of non-interventional weight loss treatment before an individual may be qualified for the surgery option. Gastric bypass surgery is an elective surgical option covered by most health plans.

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

We do not provide professional medical or other health services to patients; however, throughout this document we may refer to services that we offer that include professional services. These professional services are provided by a “variable interest entity,” MSO Physicians, an entity that is wholly-owned by Dr. James Sapala and other professional service providers that are not managed by us. Dr. Sapala is one of our founders and a principal stockholder.

As required under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities”, we have evaluated our relationship with MSO Physicians, an entity that provides professional medical services at the hospitals for which MSO Medical provides management services. MSO Physician’s only provides services at hospitals for which MSO Medical provide management services and the operations of MSO Physicians have been fully funded by advances from MSO Medical. As a result, MSO Medical is the primary beneficiary of MSO Physicians, a variable interest entity. The accounts of MSO Physician’s are included in the consolidated financial statements of MSO Medical. MSO Physicians receives payments from third party insurers for the performance of bariatric surgery and professional medical services in the form of professional fees.

The following discussion should be read in conjunction with the information contained in the Consolidated Financial Statements, including the related footnotes.

Three Months Ended March 31, 2006 Compared With Three Months Ended March 31, 2005

Revenues. For the three months ended March 31, 2006, revenues of $1,020,218 decreased 48% as compared to revenues of $1,944,809 for the three months ended March 31, 2005. The following is a discussion of management fee revenues from hospital contracts and professional fee revenues from surgeries and ancillary procedures performed, which are our two primary sources of revenue. Other revenue includes revenue derived from the non-interventional weight loss program as well as from billing and collections services performed for third party customers.

Management fee revenue:

Hospital Management Fee Revenues were $745,200 for the three months ended March 31, 2006 versus $1,112,250 for the three months ended March 31, 2005, a decrease of $367,050 or 33% primarily as a result of (i) a lower management fee at one of our hospitals as a result of a reduced program size, and (ii) two hospital programs in New York filing for bankruptcy at which we had bariatric surgery programs.

The primary reason for the lower monthly management fee at one of our hospital programs was due to a reduced program size. The program size was lowered as a result of health insurance plans requiring three to twelve months of documented weight loss and/or behavioral health counseling before approving a surgical procedure as well as increased competition from new programs started. The management fee revenue for this hospital program decreased for the three months ended March 31, 2006 by $156,000 compared to the three months ended March 31, 2005.

The two bankruptcies in New York were Parkway Hospital, which filed in the first quarter of 2005, and St. Vincent’s Hospital, which filed in the third quarter of 2005. The two bankrupt programs accounted for $224,850 decline in management fee revenues for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. We are no longer providing management services to these two New York hospitals.

Total surgeries performed for the three months ended March 31, 2006 were 176 compared to 277 surgeries for the three months ended March 31, 2005, a decrease of 101 surgeries or 36%. Out of the 101 surgery decline, 83 surgeries were performed at hospitals where we no longer have programs. We terminated three small hospital programs because the surgical volumes did not cover the fixed costs of operating these programs, accounting for a decline of 9 surgeries from the prior period. In addition, the two bankrupt programs accounted for approximately 74 less surgeries being performed during the three months ended March 31, 2006. The remaining decline can be attributable to more competition as well as health plans requiring documented weight loss and/or behavioral health counseling before approving the surgery.

Professional fee revenue:

Revenues derived from professional fees were $272,096 for the three months ended March 31, 2006 versus $824,500 for the three months ended March 31, 2005, a decrease of $552,404 or 67%. This decrease in professional fees is attributable to the lower number of surgeries performed, closing of some hospital programs due to size or the hospital filing for bankruptcy, as well as utilizing contracted physicians to perform surgeries versus physicians employed by MSO Physicians. The professional fees for surgeries performed by contracted physicians are not consolidated with our financial results and are therefore not a revenue source for us.

Expenses. Operating expenses were $1,364,831for the three months ended March 31, 2006 versus $3,501,898 for the three months ended March 31, 2005, a decrease of 61% or $2,137,067. The decrease in operating expenses is primarily the result of lower payroll expenses, marketing, professional fees, travel and entertainment, rent, malpractice insurance, office expenses and lower bad debt expenses. The decrease in operating expenses is primarily a result of the closing of the unprofitable clinics and shifting the business model away from employing physicians by MSO Physicians and operating clinics to contracting with physicians. In addition, we have reduced and outsourced many functions at corporate as well as cut back on outside consultants.

Payroll expenses decreased by $1,254,858 or 65% for the three months ended March 31, 2006 compared to the same period in the prior year as a result of closing unprofitable hospital programs and reduced headcount at the corporate office.

Marketing expenses decreased by $219,464 or 66% for the three months ended March 31, 2006 compared to the same period in the prior year as a result of closing unprofitable hospital programs.

Professional fees declined $181,918 or 47% for the three months ended March 31, 2006 compared to the same period in the prior year due to less consulting fees for business development and financial advisor fees. Partially offsetting these decreases were increases in legal and audit fees.

Rent expense decreased by $191,373 or 76% for the three months ended March 31, 2006 compared to the same period in the prior year as we have closed unprofitable facilities. Rent expense for the three months ended March 31, 2005 includes a charge of $125,000 representing the estimated remaining lease payments for the closed facilities.

Malpractice insurance declined $50,084 or 63% for the three months ended March 31, 2006 compared to the same period in the prior year due to shifting the business model away from employing physicians by MSO Physicians to contracting with physicians.

The Merger costs of $34,303 for the three months ended March 31, 2005 reflect legal feess associated with the reverse merger.

Partially offsetting the decreases in operating expenses, depreciation expense increased $35,199 to $78,824 for the three months ended March 31, 2006 as compared to $43,625 for the three months ended March 31, 2005. Depreciation expense increased due to a change in the estimated useful life of computer equipment and software from 60 months to 36 months.

Interest Income. Interest income of $2,746 for the three months ended March 31, 2006 decreased $25,917 over the same period a year ago due to lower amount of cash to invest.

Interest Expense. For the three months ended March 31, 2006, the interest expense of $1,535 represents interest on the capital lease. The interest expense for the three months ended March 31, 2005 includes unused commitment fees and amortization of deferred financing fees of $8,945 relating to the Line of Credit Facility that was terminated in December 2005.

Loss on sale of securities. The loss on sale of securities of $11,678 for the three months ended March 31, 2005 represents realized losses from the sale of securities held for investment purposes. There is no cash held for investment purposes during the three months ended March 31, 2006.

Provision for Income Taxes. The effective tax rate for the three months ended March 31, 2006 and 2005 was 0% as our tax benefit was offset by a corresponding increase in the valuation allowance for deferred income taxes. Due to the significant losses incurred during 2005 and 2004 and our limited operating history, management determined that it was more likely than not that our deferred tax assets would not be realized.

Net Loss. We had a net loss of $343,402 for the three months ended March 31, 2006 compared to a net loss of $1,551,323 for the same period in 2005, an improvement in the net loss of $1,207,921. The improvement in the net loss is primarily the result of closing unprofitable operations and lower operating expenses.

Amortization of redeemable convertible preferred stock issuance cost. The amortization expense increased $2,249 to $89,635 for the three months ended March 31, 2006. The issuance costs associated with the preferred stock financing are being amortized from the issuance date through March 2008 which is the earliest redemption date.

Net Loss available to common shareholders. We had a net loss available to common shareholders of $433,037 for the three months ended March 31, 2006 compared to a net loss of $1,638,709 for the same period in 2005, an improvement of $1,205,672, primarily as a result of closing unprofitable operations and lower operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2005, we had $264,142 in cash and negative working capital of $1,162,257 compared to $911,690 in cash and negative working capital of $729,627 as of December 31, 2005. The decline in cash and working capital is principally due to the loss from operations. We have suffered recurring losses from operations and have an accumulated deficit and working capital deficiency at March 31, 2006 that raises substantial doubt about our ability to continue as a going concern as noted in the report of our Independent Registered Public Accounting Firm.

For the three months ended March 31, 2006, we used $640,902 of cash from operations primarily to fund the operating loss. Changes in assets and liabilities during the three months ended March 31, 2006 used cash of $214,130, primarily from the reduction in accounts payable and accrued liabilities due to payments for audit fees and advertising expenses. Partially offsetting the uses of cash was a decrease in accounts receivable primarily as a result of quicker collections of professional fee billings.

During the three months ended March 31, 2005, we used $1,445,084 of cash from operations due to the net loss of $1,551,323. Changes in assets and liabilities during the three months ended March 31, 2005 used cash of $118,598, primarily due to increases in accounts receivables due to delays in getting provider numbers in order to invoice the payers. Partially offsetting these above uses of cash is an increase in accounts payable and accrued expenses primarily as a result of unpaid invoices from legal fees and accrual for remaining lease obligations for closed facilities.

For the three months ended March 31, 2006, we used $3,850 of cash from investing activities for the purchase of computer and office equipment.

For the three months ended March 31, 2005, we generated $1,460,477 of cash from investing activities of which $1,524,463 (net of purchases) was from the sale of securities held for sale. The securities were held in a short-term municipal mutual fund and could be liquidated immediately upon notice. Partially offsetting the proceeds from the sale of securities, we used $63,986 for the purchase of property and equipment. The purchase of property and equipment primarily reflect the addition of computer equipment and medical equipment as well as computer software purchased for billing and accounting.

For the three months ended March 31, 2006, we used cash of $2,796 for payments on capital leases.

Based upon the current level of revenues and the cash position, we will need to raise additional capital in the second quarter of 2006 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern.

On May 9, 2006, we completed a convertible promissory note financing in the aggregate principal amount of $694,205 (the “Note Financing”). In addition, the investors in the Note Financing deposited an additional $1,524,039 into an escrow account, such amount to be released to us in exchange for additional convertible promissory notes in one or more tranches upon the achievement of certain business milestones by no later than December 31, 2006.

It is anticipated that the cash received in the first tranche will allow us to operate for approximately four additional months. There can be no assurance that we will achieve the milestones required to obtain access to the remaining funds that are in escrow. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or in a worst case scenario, cease operations. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

(a) We carried out an evaluation, under the supervision and with the participation of our management, including our President (“President”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the President and CFO concluded that as of March 31, 2006 our disclosure controls and procedures were not effective, specifically relating to the accounting for shares subject to a Company repurchase option. Management has concluded that the Company did not properly account for these shares subject to repurchase in accordance with Financial Accounting Standard No. 128, Earnings per Share and APB Opinion No. 25, Accounting for Stock Issued to Employees. As a result, the Company will restate its financial statements as of December 31, 2005 and 2004 and for the years then ended to properly account for such shares. Financial management of the Company has subsequently completed a thorough review of the accounting treatment for shares subject to repurchase by the Company in order to ensure that this item is properly recorded in accordance with generally accepted accounting standards.

(b) There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including the President and CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all of our control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350).

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSO Holdings, Inc.
(Registrant)
Date: May 22, 2006	By: /s/ Steven Straus
Steven Straus
President
By: /s/ Thomas M. Mason
Thomas M. Mason
Chief Financial Officer

21