Form 10KSB/A
period 2005-12-31
MSO HOLDINGS INC
filed 2006-06-21
CIK 771556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

DOCUMENTS INCORPORATED BY REFERENCE

        None.

FORM 10-KSB/A

i

EXPLANATORY NOTE

        MSO Holdings, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-KSB/A (“Amendment No. 2”) to its annual report on Form 10-KSB for the year ended December 31, 2005 that was originally filed on April 17, 2006 (the “Original Form 10-KSB”) and subsequently amended and restated on May 1, 2006 (the “Amendment No. 1”) to restate its financial statements for the years ended December 31, 2005 and 2004 to reflect that (i) the Company incorrectly calculated its weighted average shares outstanding for the years ended December 31, 2005 and 2004, which resulted in an understatement of loss per share, and (ii) compensation expense should have been recognized over the relevant periods in which certain repurchase rights lapsed with respect to shares owned by certain employees or service providers, all of which is discussed in more detail in Footnote 16 to the audited financial statements included in this Amendment No. 2. For fiscal 2005, these changes resulted in an increase in the net loss of $1,324,962 from $5,570,016 as originally reported to $6,894,978 as restated. This change also resulted in an increase in the net loss per share for fiscal 2005 of $1.51 from $0.86 to $2.37. For fiscal 2004, these changes resulted in an increase in the net loss of $750,444 from $5,377,101 as originally reported to $6,127,545 as restated. For fiscal 2004, the net loss per share increased $2.54 from $0.72 to $3.26.

        While this Amendment No. 2 does not amend any other information contained in the Amendment No. 1, for the convenience of the reader, this Amendment No. 2 amends and restates in its entirety the Amendment No. 1. This Amendment No. 2 continues to speak as of the date of the Original 10-KSB, and the Company has not updated the disclosure contained herein to reflect any events that have occurred after that date.

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

Expenses.   Operating expenses for the twelve months ended December 31, 2005 were $13,554,300 in 2005 versus $13,535,653 in 2004, an increase of 0.1% or $18,647. An increase in operating expenses primarily relating to higher expenses for reverse merger costs, depreciation, insurance, bad debt expenses and other operating expenses have been partially offset by .lower payroll expenses, marketing, travel and entertainment, and office expenses.

        Payroll costs declined $319,296 as a result of the closing of the three hospital programs, outsourcing the clinic operations, and reduced headcount at the corporate office. Payroll costs for the year end December 31, 2005 and 2004 include non-cash stock based compensation of $1,122,750 and $777,714, respectively or an increase of $345,036.

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

Income (Loss) from Operations. The Loss from Operations of $6,763,142 for the year ended December 31, 2005 is an increase of $662,975 from the Loss from Operations of $6,100,167 in 2004.

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

Net Loss. The Company had a net loss of $6,894,978 for the twelve months ended December 31, 2005 compared to a net loss of $6,127,545 for the same period in 2004, a increase in the loss of $767,433. The net loss for 2005 included reverse merger costs of $550,435 for the reverse merger transaction as well as an increase in non-cash stock based compensation of $345,036 in 2005 compared to 2004.

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

Net Loss available to common shareholders. The Company had a net loss available to common shareholders of $7,247,717 for the twelve months ended December 31, 2005 compared to a net loss of $6,259,614 for the same period in 2004, an increase in the net loss of $988,103. The increase is due to increased merger costs of $500,435 for the reverse merger transaction, an increase in non-cash stock based compensation of $345,036, the impact of lower revenue of $677,000 associated with the renegotiation of one hospital management fee contract and the increased deemed dividend to preferred shareholders of $220,670. These items impacted the net loss available to common shareholders by $2.0 million during the twelve months ended December 31, 2005. These increases in the net loss were partially offset by lower expenses due to the shift in the business model away from the use of physicians employed by MSO Physicians, P.C. and operating clinics as well as other corporate expense reductions.

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

        The Company used $4,318,537 million of cash from operations for the year ended December 31, 2005 primarily to fund the operating loss. Changes in assets and liabilities during the year ended December 31, 2005 generated $367,655 of cash primarily through increases in accounts payable balances. Accounts payable balance increased due to higher legal fees and stretching of payments for advertising costs.

        The Company used $4,134,491 million of cash from operations for the year ended December 31, 2004 primarily to fund the operating loss. Changes in assets and liabilities during the year ended December 31, 2004 generated $598,777 of cash primarily through lower accounts receivables due to better collections as a result of implementing new billing system and an increase in accrued liabilities due to an increase in accruals for professional fees and costs associated with the contemplated reverse merger transaction with MSO Holdings, Inc. (f/k/a National Superstars).

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

        For the year ended December 31, 2005, the Company used cash of $91,265 from financing activities, which $96,250 was used to repurchase 384.226 shares of common stock. Partially offsetting the cash used, the Company generated $6,793 from the exercise of stock options.

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

As discussed in Note 16, the consolidated financial statements have been restated to reflect the correction of the Company’s calculation of basic and diluted earnings per share as well as the accounting for certain shares of common stock subject to a repurchase option by the Company.

/s/ BDO Seidman, LLP
Chicago, Illinois
April 12, 2006, except for Note 16 which
is as of June 5, 2006

MSO HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2004

Assets	December 31, 2005 (restated)	December 31, 2004
Current Assets		
Cash and cash equivalents	$ 911,690	$ 244,906
Investments	-	5,350,139
Accounts Receivable (net of allowance for bad debt and estimated contractual allowances of $1,432,000 and $1,340,000 as of December 31, 2005 and 2004, respectively)	438,048	482,021
Prepaid expenses and other current assets	131,020	143,328
Total Current Assets	**1,480,758**	**6,220,394**
Fixed Assets, net of accumulated depreciation	**378,057**	**514,710**
Other Assets		
Deferred Financing Fees, net of amortization of $34,530 as of December 31, 2004	-	72,811
Deposits	44,558	55,778
Total Other Assets	**44,558**	**128,589**
Total Assets	**$ 1,903,373**	**$ 6,863,693**
Liabilities and Shareholders' Equity (Deficit)		
Current Liabilities		
Accounts Payable	$ 1,116,051	$ 419,232
Short Term Capital Lease	11,821	-
Accrued wages and benefits	186,196	93,658
Accrued expenses	842,417	649,193
Unearned revenue	53,900	193,050
Total Current Liabilities	**2,210,385**	**1,355,133**
Long Term Liabilities		
Stock based compensation liability	$ 1,498,486	$ 750,444
Capital Lease Payable	26,702	-
Total Long Term Liabilities	**1,525,188**	**750,444**
Redeemable Convertible Preferred Series A Stock		
$.001 par value, 15,000,000 shares authorized; 12,562,262 issued and outstanding as of December 31, 2005 and 2004, and net of unaccreted issuance costs of $826,763 and $1,179,502 as of December 31, 2005 and 2004, respectively (liquidation value of $11,525	**10,698,237**	**10,345,498**
Stockholders Equity (Deficit)		
Common Stock, $.001 par value, 40,000,000 shares authorized; 6,604,870 and 7,684,521 shares issued and outstanding as of December 31, 2005 and 2004, respectively	6,605	7,685
Additional Paid in Capital	361,310	427,718
Accumulated Other Comprehensive Loss	-	(19,411)
Accumulated Earnings (Deficit)	(12,898,352)	(6,003,374)
Total Stockholders Equity (Deficit)	**(12,530,437)**	**(5,587,382)**
Total Liabilities & Shareholder Equity (Deficit)	**$ 1,903,373**	**$ 6,863,693**

The accompanying notes to consolidated financial statements are an integral part of these statements.

MSO HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ended December 31, 2005 and 2004

The accompanying notes to consolidated financial statements are an integral part of these statements.

MSO HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004

Year Ending December 31, 2005	2004 (restated)
Net Loss	**$ (6,894,978)**	**$ (6,127,545)**
Adjustments to reconcile net loss to net cash used in operating activities:		
Non cash charge for stock compensation	1,122,750	777,714
Amortization of deferred financing costs	72,811	34,530
Impairment of goodwill	-	72,671
Bad debt expense	543,277	390,816
Depreciation	330,052	118,546
Loss on Disposal of Fixed Assets	67,699	-
Realized loss on sale of securities	72,197	-
Changes in assets and liabilities:		
Accounts receivable	(499,304)	292,476
Prepaid expenses and other current assets	12,308	9,391
Other assets	11,220	(97,702)
Accounts payable	696,819	(128,968)
Accrued liabilities	193,224	298,464
Accrued wages and benefits	92,538	32,066
Deferred revenue	(139,150)	193,050
Net Cash used in operating activities	**(4,318,537)**	**(4,134,491)**
Cash Flow from Investing Activities:		
Purchases of property and equipment	(220,767)	(412,437)
Purchase of securities available for sale	(52,634)	(6,079,552)
Proceeds from sale of investments	5,349,987	710,000
Net Cash provided by (used in) investing activities	**5,076,586**	**(5,781,989)**
Cash Flows Provided by Financing Activities		
Purchase of Common Stock	(96,250)	-
Proceeds from exercise of stock options	6,793	-
Payments on capital lease	(1,808)	-
Proceeds from issuance of redeemable preferred stock	-	11,525,000
Issuance costs for redeemable preferred stock	-	(1,013,570)
Repayment of Shareholder payable	-	(200,000)
Distributions to shareholders	-	(157,160)
Financing fees paid	-	(99,046)
Net Cash (used in) provided by financing activities	**(91,265)**	**10,055,224**
Net Increase in Cash	**666,784**	**138,744**
Cash and cash equivalents at beginning of period	244,906	106,162
Cash and cash equivalents at end of period	**$ 911,690**	**$ 244,906**
Supplemental disclosure of cash flow information		
Equipment financed with capital lease	$ 40,330	$ -
Cash paid for interest	$ 49,000	$ 53,000
Value of warrants issued in connection with redeemable preferred stock offering	$ -	$ 298,000
Reclassification of shares no longer subject to repurchase right	$ 288,170	$ -

The accompanying notes to consolidated financial statements are an integral part of these statements.

MSO HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)
For the Years Ended December 31, 2005 and 2004

(RESTATED)

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

        As discussed in Note 16, the Company has the right to repurchase certain shares of common stock from employees and this repurchase right lapses over a four year period ending on January 1, 2008. The Company has determined that the shares subject to this repurchase feature result in a variable stock compensation plan in accordance with APB 25. As such, the value of the unvested shares is remeasured each period (until the repurchase right is exercised or expires) based on the current quoted market price of the Company’s common stock. As a result, compensation accrued in each period for unvested shares is adjusted in subsequent periods for changes, either increases or decreases, in the quoted market value of the shares but shall not be adjusted below zero.

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

        In connection with conversion of MSO Medical, LLC (“MSO LLC”) to MSO Medical, Inc., (“MSO”), MSO issued to each of member of MSO LLC 1,536,904 shares (for a total of 7,684,521 shares were issued) of MSO’s Common Stock (the “Conversion Shares”) as complete and full consideration for each member’s interest in MSO LLC. The Company has the option to repurchase at a price of $0.09109 per share up to 75% of the shares of common stock held by each individual founding shareholder in the event that the respective founding shareholder terminates employment with the Company. The number of common shares subject to this repurchase option decreased by 18.75% on January 1, 2005 and will decrease by 18.75% on January 1 of each year thereafter until 2008 at which time no shares will be subject to this repurchase option. As of January 1, 2006, there are 2,881,698 shares that are subject to the repurchase option. The accounting for these shares subject to repurchase is further discussed in Note 16.

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

        A summary of stock options as of December 31, 2005 and 2004 and activity during the years ended December 31, 2005 and 2004 follows:

        The Company incurred compensation expense of $48,522 and $27,270 for the years ended December 31, 2005 and 2004, respectively, in connection with options and warrants granted to employees and directors. These stock options vest over periods through December 2009. The weighted average contractual life of these outstanding options is 10 years.

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

        The acquisition was accounted for by the purchase method and accordingly, the results of the RS operations have been included in the consolidated statement of operations since October 1, 2004. Unaudited pro forma results of operations for 2004 for the Company and RS, assuming the acquisition took place on January 1, 2004, are listed below:

16. RESTATEMENT

        During a detailed review of its accounting treatment for shares subject to a repurchase option, the Company determined it had incorrectly calculated its weighted average shares outstanding during fiscal 2005 and 2004. This resulted in an understatement of loss per share. As discussed in Note 12, there are certain shares subject to a repurchase agreement. The number of shares subject to the repurchase option decreased 18.75% on January 1, 2005 and will decrease by 18.75% on January 1 of each year thereafter until 2008 at which time no shares will be subject to this repurchase option. In accordance with Financial Accounting Standard 128, the Company has determined that until these shares are no longer subject to the repurchase option, they should be excluded from weighted average shares outstanding in the calculation of basic and diluted loss per share.

        The Company also determined that compensation expense should be recognized over the period for which the repurchase option of these shares lapses. Previously, the Company had not recorded compensation expense for these shares. The Company determined that the shares subject to this repurchase feature result in a variable stock compensation arrangement in accordance with APB 25. As such, the value of the unvested shares is remeasured each period (until the repurchase right is exercised or expired) based on the quoted market price of the Company’s common stock. As a result, compensation accrued in each period for unvested shares is adjusted in subsequent periods for changes, either increases or decreases, in the quoted market value of the shares. The Company incurred $1,324,962 and $750,444 of expense as a result of shares subject to this repurchase feature for the years ended December 31, 2005 and 2004, respectively.

        During the second quarter of 2005, the Company acquired 1,536,904 shares from a founder for $0.2505 per share or $385,000 in total. 1,152,678 of these shares were subject to the Company’s repurchase provision and 384,226 shares were not subject to the Company’s repurchase provision. This full payment was initially recorded as a reduction of shareholders’ equity. The Company has determined that only the amount relating to shares not subject to the Company repurchase provision should have been recorded against equity. As a result, $288,750 of the cash paid for the shares has been recorded as a reduction of the stock based compensation liability in 2005, of which $138,750 and $150,000 of this amount was recorded as stock compensation expense in 2005 and 2004, respectively.

        The accompanying financial statements and notes reflect the restated amounts. The following tables detail the effect of the restatement. The amounts indicated “as previously reported” are prior to any adjustments to correct the accounting treatment of common shares subject to a repurchase option.:

As Previously Reported	Adjustments (1)	As Restated
QUARTER ENDED MARCH 31, 2004			
Net sales	$ 1,644,131	$ -	$ 1,644,131
Payroll Expenses	1,578,314	-	1,578,314
Loss from Operations	(1,033,793)	-	(1,033,793)
Net loss	(1,059,001)	-	(1,059,001)
Net Loss Available to Common Shareholders	(1,059,001)	-	(1,059,001)
Basic & Diluted weighted average shares outstanding	7,684,521	(5,763,391)	1,921,130
Basic & Diluted net loss per share	$ (0.14)	$ (0.41)	$ (0.55)
QUARTER ENDED JUNE 30, 2004			
Net sales	$ 2,400,603	$ -	$ 2,400,603
Payroll Expenses	1,519,567	250,148	1,769,715
Loss from Operations	(302,799)	(250,148)	(552,947)
Net loss	(325,013)	(250,148)	(575,161)
Net Loss Available to Common Shareholders	(326,760)	(250,148)	(576,908)
Basic & Diluted weighted average shares outstanding	7,684,521	(5,763,391)	1,921,130
Basic & Diluted net loss per share	$ (0.04)	$ (0.26)	$ (0.30)
QUARTER ENDED SEPTEMBER 30, 2004			
Net sales	$ 1,534,545	$ -	$ 1,534,545
Payroll Expenses	1,556,971	250,148	1,807,119
Loss from Operations	(1,398,464)	(250,148)	(1,648,612)
Net loss	(1,405,478)	(250,148)	(1,655,626)
Net Loss Available to Common Shareholders	(1,447,716)	(250,148)	(1,697,864)
Basic & Diluted weighted average shares outstanding	7,684,521	(5,763,391)	1,921,130
Basic & Diluted net loss per share	$ (0.19)	$ (0.70)	$ (0.88)
QUARTER ENDED DECEMBER 31, 2004			
Net sales	$ 1,856,207	$ -	$ 1,856,207
Payroll Expenses	2,108,112	250,148	2,358,260
Loss from Operations	(2,614,667)	(250,148)	(2,864,815)
Net loss	(2,587,609)	(250,148)	(2,837,757)
Net Loss Available to Common Shareholders	(2,675,693)	(250,148)	(2,925,841)
Basic & Diluted weighted average shares outstanding	7,684,521	(5,763,391)	1,921,130
Basic & Diluted net loss per share	$ (0.35)	$ (1.17)	$ (1.52)

(1) As discussed above, during 2006, the Company restated historical financial statements to revise the accounting for certain shares of common stock subject to a repurchase option.

As Previously Reported		Adjustments (1)		As Restated
QUARTER ENDED MARCH 31, 2005						
Net sales	$	1,944,809	$	-	$	1,944,809
Payroll Expenses		1,855,583		97,558		1,953,141
Loss from Operations		(1,479,043)		(97,558)		(1,576,601)
Net loss		(1,473,277)		(97,558)		(1,570,835)
Net Loss Available to Common Shareholders		(1,560,663)		(97,558)		(1,658,221)
Basic & Diluted weighted average shares outstanding		7,684,521		(4,610,715)		3,073,806
Basic & Diluted net loss per share	$	(0.20)	$	(0.34)	$	(0.54)
QUARTER ENDED JUNE 30, 2005						
Net sales	$	1,995,255	$	-	$	1,995,255
Payroll Expenses		1,412,589		665,472		2,078,061
Loss from Operations		(1,019,017)		(665,472)		(1,684,489)
Net loss		(1,037,069)		(665,472)		(1,702,541)
Net Loss Available to Common Shareholders		(1,124,994)		(665,472)		(1,790,466)
Basic & Diluted weighted average shares outstanding		6,730,062		(3,774,706)		2,955,356
Basic & Diluted net loss per share	$	(0.17)	$	(0.44)	$	(0.61)
QUARTER ENDED SEPTEMBER 30, 2005						
Net sales	$	1,625,628	$	-	$	1,625,628
Payroll Expenses		1,325,378		1,270,590		2,595,968
Loss from Operations		(829,180)		(1,270,590)		(2,099,770)
Net loss		(867,449)		(1,270,590)		(2,138,039)
Net Loss Available to Common Shareholders		(955,919)		(1,270,590)		(2,226,509)
Basic & Diluted weighted average shares outstanding		6,552,614		(3,458,036)		3,094,578
Basic & Diluted net loss per share	$	(0.15)	$	(0.57)	$	(0.72)
QUARTER ENDED DECEMBER 31, 2005						
Net sales	$	1,225,466	$	-	$	1,225,466
Payroll Expenses		1,275,600		(708,658)		566,942
Loss from Operations		(2,110,940)		708,658		(1,402,282)
Net loss		(2,192,221)		708,658		(1,483,563)
Net Loss Available to Common Shareholders		(2,281,179)		708,658		(1,572,521)
Basic & Diluted weighted average shares outstanding		7,684,521		(4,572,903)		3,111,618
Basic & Diluted net loss per share	$	(0.30)	$	(0.21)	$	(0.51)

(1) As discussed above, during 2006, the Company restated historical financial statements to revise the accounting for certain shares of common stock subject to a repurchase option.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of December 31, 2005 our disclosure controls and procedures were not effective, specifically relating to the accounting for shares subject to a Company repurchase option.   Management has concluded that the Company did not properly account for these shares subject to repurchase in accordance with Financial Accounting Standard No. 128, Earnings per Share and APB Opinion No. 25, Accounting for Stock Issued to Employees. As a result, the Company was required to restate its financial statements as of December 31, 2005 and 2004 and for the years then ended to properly account for such shares. Financial management of the Company has subsequently completed a thorough review of the accounting treatment for shares subject to repurchase by the Company in order to ensure that this item is properly recorded in accordance with generally accepted accounting standards.

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

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)	Percentage Beneficially Owned (3)
Executive Officers and Directors:
Steven Straus	246,613 (4)	3.8%
Tom Mason	76,845(5)	1.2%
Eugene Terry	38,423	0.6%
Rajesh Kothari	872,001 (6)	12.1%
John Morrissey	2,725,007 (7)	30.1%
All directors and executive officers as a group	3,958,889 (8)	38.5%
(6 persons)
5% Stockholders:
Albert Henry	1,248,733 (9)	19.8%
Richard O. Ullman	817,501 (10)	11.5%
Harvard Developments, Inc.	1,035,502 (11)	14.1%
Echo Capital Growth Corporation	545,000 (12)	7.9%
Donald C. Carter	817,501 (13)	11.5%
New England Partners Capital, LP	1,635,002 (14)	20.6%
RMC Capital, LLC	545,000 (15)	7.9%
Morgan Investors X	545,000 (16)	7.9%
Michael Wood	1,536,904	24.3%
James Sapala	1,536,904 (17)	24.3%
Michael Schuhknect	1,536,904 (18)	24.3%

* Indicates ownership of less than 1% of outstanding shares.

(1)	The address of each of the executive officers and directors is MSO Holdings, Inc., 2333 Waukegan Road, Suite 175, Bannockburn, Illinois 60015.

(2)	Each person listed or included in the group has sole voting power and sole investment power with respect to the shares owned by such person, except as indicated below.

(3)	Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days after April 15, 2006 and shares issuable upon conversion of our Series A Preferred Stock are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, warrants or Series A Preferred Stock but are not deemed outstanding.

(4)	Consists of 54,500 shares of our Series A Preferred Stock which is convertible into our common stock at any time at the option of the holder, and 192,113 shares subject to options to purchase our common stock. (Mr. Straus holds options to purchase an additional 730,030 shares of our common stock which will not have vested within 60 days after April 15, 2006.)

(5)	Consists of 76,845 shares subject to options to purchase our common stock. (Mr. Mason holds options to purchase an additional 230,536 shares of our common stock which will not have vested within 60 days after April 15, 2006.)

(6)	Consists of 872,001 shares of our Series A Preferred Stock held by Seneca Health Partners LP I (“Seneca”) which is convertible into our common stock at any time at the option of the holder. Mr. Kothari is a Managing Director of Seneca Partners, Inc., which has sole dispositive and voting power with respect to all shares held by Seneca. Mr. Kothari disclaims beneficial ownership of these shares.

(7)	Consists of 2,725,007 shares of our Series A Preferred Stock held by Shea Ventures, LLC (“Shea”) which is convertible into our common stock at any time at the option of the holder. Mr. Morrissey has sole dispositive and voting power with respect to all shares held by Seneca. Mr. Morrissey disclaims beneficial ownership of these shares.

(8)	Includes 3,651,508 shares of our Series A Preferred Stock which is convertible into our common stock at any time at the option of the holder, and 307,381 shares subject to options and warrants to purchase our common stock.

(9)	Consists of 1,248,733 shares of our common stock held by Belusha, L.P., an entity controlled by Irene Henry, mother of Al Henry.

(10)	Consists of 817,501 shares of our Series A Preferred Stock which is convertible into our common stock at any time at the option of the holder.

(11)	Consists of 1,035,502 shares of our Series A Preferred Stock which is convertible into our common stock at any time at the option of the holder.

(12)	Consists of 545,000 shares of our Series A Preferred Stock which is convertible into our common stock at any time at the option of the holder.

(13)	Consists of 817,501 shares of our Series A Preferred Stock which is convertible into our common stock at any time at the option of the holder.

(14)	Consists of 1,635,002 shares of our Series A Preferred Stock which is convertible into our common stock at any time at the option of the holder.

(15)	Consists of 545,000 shares of our Series A Preferred Stock which is convertible into our common stock at any time at the option of the holder.

(16)	Consists of 545,000 shares of our Series A Preferred Stock which is convertible into our common stock at any time at the option of the holder.

(17)	Consists of 864,508 shares of common stock that are subject to a repurchase option in favor of the Company.

(18)	Consists of 864,508 shares of common stock that are subject to a repurchase option in favor of the Company.

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

ITEM 13. EXHIBITS

(a)	Index to Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Bylaws of the registrant (1)

4.1	Specimen Common Stock Certificate (2)

4.2	Form of Warrant to purchase Common Stock (2)

4.3	Form of Secured Convertible Promissory Note (5)

4.4	Form of Warrant (5)

10.1	Amended and Restated Stockholders Agreement dated July 30, 2004 by and among MSO Medical, Inc. and various investors (1)

10.2	Amendment to Amended and Restated Stockholders Agreement dated May 26, 2005 by and among the registrant, MSO Medical, Inc. and various investors (1)

10.3	Amended and Restated Registration Rights Agreement dated July 30, 2004 by and among MSO Medical, Inc. and various investors (1)

10.4	Amendment to Amended and Restated Registration Rights Agreement dated May 26, 2005 by and among the registrant, MSO Medical, Inc. and various investors (1)

10.5	Amended and Restated Executive Employment Agreement dated May 26, 2005 between the registrant and Albert J. Henry (2)#

10.6	Amended and Restated Executive Employment Agreement dated May 26, 2005 between the registrant and Steven Straus (2)#

10.7	Amended and Restated Executive Employment Agreement dated May 26, 2005 between the registrant and Tom Mason (2)#

10.8	2004 Equity Incentive Plan (2)

10.9	Form of Option under 2004 Equity Incentive Plan (2)

10.10	Form of Indemnity Agreement (2)

10.11	Termination Agreement dated April 12, 2006 between the Company and Albert Henry (4)

10.12	Securities Purchase Agreement dated May 9, 2006 between the Company and the Purchasers set forth on the signature pages thereto (5)

10.13	Security Agreement dated May 9, 2006 between the Company and the Purchasers set forth on the signature pages thereto (5)

10.14	Intercreditor Agreement dated May 9, 2006 between the Company, the Purchasers and Commonwealth Associates, L.P. acting on behalf of the Purchasers set forth on the signature pages thereto (5)

10.15	Escrow Agreement dated April 28, 2006 between the Company, Commonwealth Associates, L.P., acting on behalf of the Purchasers, and Union Bank of California, N.A.

14.1	Code of Ethics (3)

21.1	Subsidiaries of the Company (2)

23.1	Consent of BDO Seidman, LLP*

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *

32.2	Statement of our Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *

* Filed Herewith.

# Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 2, 2005.

(2) Incorporated by reference to the Company’s Form SB-2 filed on August 25, 2005.

(3) Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 17, 2006.

(4) Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 18, 2006.

(5) Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on June 8, 2006.

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

MSO Holdings, Inc.
Date: June 21, 2006	By: /s/ Steven Straus
Steven Straus
President

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Steven Straus*	President, Chief Operating Officer, Director (principal executive officer)	June 21, 2006
Steven Straus
/s/ Tom Mason	Chief Financial Officer (principal financial and accounting officer)	June 21, 2006
Tom Mason
/s/ Rajesh Kothari*	Director	June 21, 2006
Rajesh Kothari
/s/ John Morrissey*	Director	June 21, 2006
John Morrissey
/s/ Eugene R. Terry*	Director	June 21, 2006
Eugene R. Terry

*By:	/s/ Tom Mason Tom Mason Attorney-in-Fact