Form 10QSB/A
period 2006-03-31
MSO HOLDINGS INC
filed 2006-06-21
CIK 771556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_________________

FORM 10-QSB/A
(Amendment No. 1)

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

        The number of shares outstanding of the Registrant’s common stock, par value $.001, as of May 5, 2006 the latest practicable date, was 6,316,698 shares.

        Transitional Small Business Disclosure Format: Yes:        No:   X

MSO HOLDINGS, INC.
TABLE OF CONTENTS

EXPLANATORY NOTE

MSO Holdings, Inc (the “Company”) is filing this Amendment No. 1 on Form 10-QSB/A (“Amendment No. 1) to its quarterly report on Form 10-QSB for the quarter ended March 31, 2006 that was originally filed on May 22, 2006 (the “Original 10-QSB”) to restate its financial statements for the three months ended March 31, 2006 and 2005. As discussed in Note 2, while preparing the fiscal 2006 first quarter financial statements, the Company initially identified certain errors in its accounting treatment for shares subject to repurchase option. These errors required the Company to restate its financial statements for the years ended December 31, 2005 and 2004. While finalizing Amendment No. 2 on Form 10-KSB/A to restate its financial statements for the years ended December 31, 2005 and 2004, the Company determined an error was initially made in calculating the adjustments relating to the shares subject to the repurchase options and as a result the financial statements presented in the Original 10-QSB were required to be restated. For the three months ended March 31, 2006, these additional adjustments resulted in a decrease in the net loss of $282,406 from $343,402 as originally reported on the Original 10-QSB to $60,996 as revised. These adjustments also resulted in a decrease in the net loss per share for the three months ended March 31, 2006 of $0.08 from $0.12 as previously reported to $0.04 as revised. For the three months ended March 31, 2005, these additional adjustments resulted in an increase in the net loss of $19,512 from a loss of $1,551,323 as originally reported to a loss of $1,570,835 as revised. These adjustments also resulted in an increase in the net loss per share for the three months ended March 31, 2005 of $0.01 from $0.53 as previously reported to $0.54 as revised.

        While this Amendment No. 1 does not amend any other information contained in the Original 10-QSB, for the convenience of the reader this Amendment No. 1 amends and restates in its entirety the Original 10-QSB. This Amendment No. 1 continues to speak as of the date of the Original 10-QSB and the Company has not updated the disclosure contained herein to reflect any events that have occurred after that date.

MSO HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

Assets	March 31, 2006 (unaudited)	December 31, 2005 (restated)
Current Assets		
Cash and cash equivalents	$ 264,142	$ 911,690
Accounts Receivable (net of allowance for bad debt and estimated contractual allowances of $862,250 and $1,432,000 as of March 31, 2006 and December 31, 2005, respectively)	278,355	438,048
Prepaid expenses and other current assets	89,534	131,020
Total Current Assets	**632,031**	**1,480,758**
Fixed Assets, net of accumulated depreciation	**303,083**	**378,057**
Other Assets		
Deposits	35,623	44,558
Total Other Assets	**35,623**	**44,558**
Total Assets	**$ 970,737**	**$ 1,903,373**
Liabilities and Shareholders' Equity (Deficit)		
Current Liabilities		
Accounts Payable	$ 872,700	$ 1,116,051
Short Term Capital Lease	12,260	11,821
Accrued wages and benefits	195,343	186,196
Accrued expenses	690,685	842,417
Unearned revenue	23,300	53,900
Total Current Liabilities	**1,794,288**	**2,210,385**
Long Term Liabilities		
Stock based compensation liability	$ 219,372	$ 1,498,486
Capital Lease Payable	23,467	26,702
Total Long Term Liabilities	**242,839**	**1,525,188**
Redeemable Convertible Preferred Series A Stock		
$.001 par value, 15,000,000 shares authorized; 12,562,262 issued and outstanding as of March 31, 2006 and December 31, 2005, and net of unaccreted issuance costs of $737,127 and $826,763 as of March 31, 2006 and December 31, 2005, respectively (liquidatio	**10,787,873**	**10,698,237**
Stockholders Equity (Deficit)		
Common Stock, $.001 par value, 40,000,000 shares authorized; 6,604,870 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	6,605	6,605
Additional Paid in Capital	1,098,480	361,310
Accumulated Earnings (Deficit)	(12,959,348)	(12,898,352)
Total Stockholders Equity (Deficit)	**(11,854,263)**	**(12,530,437)**
Total Liabilities & Shareholder Equity (Deficit)	**$ 970,737**	**$ 1,903,373**

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

While preparing the fiscal 2006 first quarter financial statements, the Company initially identified certain errors in its accounting treatment for shares subject to repurchase option. These errors required the Company to restate its financial statements for the years ended December 31, 2005 and 2004. While finalizing Amendment No. 2 on Form 10-KSB/A to restate its financial statements for the years ended December 31, 2005 and 2004, the Company determined an error had been made in calculating the adjustments necessary in the financial statements as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005 relating to our accounting for common shares subject to a repurchase feature. As discussed in Note 12 of our annual financial statements, there are certain shares subject to a repurchase agreement. The number of shares subject to the repurchase option decreased 18.75% on January 1, 2005 and will decrease by 18.75% on January 1 of each year thereafter until 2008 at which time no shares will be subject to this repurchase option. In accordance with Financial Accounting Standard 128, the Company has determined that until these shares are no longer subject to the repurchase option, they should be excluded from weighted average shares outstanding in the calculation of basic and diluted loss per share. The Company also determined that compensation expense should be recognized over the period for which the repurchase option of these shares lapses. The Company determined that the shares subject to this repurchase feature are liability-classified awards under FAS 123(R ). As such, the value of the unvested shares is remeasured each period (until the repurchase right is exercised or expired) based on the quoted market price of the Company’s common stock. As a result, compensation accrued in each period for unvested shares is adjusted in subsequent periods for changes, either increases or decreases, in the quoted market price of the Company’s common stock.

The Company recorded a reduction of payroll expense of $466,475 for the three months ended March 31, 2006, representing an increase of $282,406 from the Original 10-QSB, and an additional payroll expense of $97,558, representing an increase of 19,512 from the Original 10-QSB, for the three months ended March 31, 2005 as a result of shares subject to this repurchase feature.

The accompanying financial statements and notes reflect the restated amounts. The error in accounting for shares subject to a repurchase feature discussed above was identified while preparing the first quarter financial statements and the Company attempted to correct the accounting for the shares subject to repurchase in the Original 10-QSB. Subsequent to that, the Company determined an error was made in calculating the adjustments relating to the accounting for shares subject to repurchase and a correction was necessary. Amounts indicated “as previously reported” in the following table represent the amounts initially reported in the Original 10-QSB.

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

Expenses. Operating expenses were $1,082,425 for the three months ended March 31, 2006 versus $3,521,410 for the three months ended March 31, 2005, a decrease of 69% or $2,438,985. The decrease in operating expenses is primarily the result of lower payroll expenses, marketing, professional fees, travel and entertainment, rent, malpractice insurance, office expenses and lower bad debt expenses. The decrease in operating expenses is primarily a result of the closing of the unprofitable clinics and shifting the business model away from employing physicians by MSO Physicians and operating clinics to contracting with physicians. In addition, we have reduced and outsourced many functions at corporate as well as cut back on outside consultants.

Payroll expenses decreased by $1,556,776 or 80% for the three months ended March 31, 2006 compared to the same period in the prior year as a result of closing unprofitable hospital programs and reduced headcount at the corporate office. In addition, a liability-classified stock compensation arrangement under SFAS 123(R) (discussed in Note 2 of our condensed financial statements) resulted in a decrease in payroll expense of $563,358. Under this liability-classified stock compensation arrangement, the value of unvested common shares is remeasured each period (until the repurchase right is exercised or expires) based on the quoted market price of the Company’s common stock. As a result, compensation accrued in each period for unvested shares is adjusted in subsequent periods for changes, either increases or decreases, in the quoted market value of the shares. A decline in the quoted market price of our stock during the first quarter of 2006 resulted in a reduction of compensation expense recorded for unvested shares in prior periods, accounting for approximately $805,000 of the decrease in payroll expense for the three months ended March 31, 2006.

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

Net Loss. We had a net loss of $60,996 for the three months ended March 31, 2006 compared to a net loss of $1,570,835 for the same period in 2005, an improvement in the net loss of $1,509,839. The improvement in the net loss is primarily the result of closing unprofitable operations and lower operating expenses, which includes a reduction in non cash stock compensation expense of $563,358.

Amortization of redeemable convertible preferred stock issuance cost. The amortization expense increased $2,249 to $89,635 for the three months ended March 31, 2006. The issuance costs associated with the preferred stock financing are being amortized from the issuance date through March 2008 which is the earliest redemption date.

Net Loss available to common shareholders. We had a net loss available to common shareholders of $150,631 for the three months ended March 31, 2006 compared to a net loss of $1,658,221 for the same period in 2005, an improvement of $1,507,590, primarily as a result of closing unprofitable operations and lower operating expenses, which includes a reduction in non cash stock compensation expense of $563,358.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2006, we had $264,142 in cash and negative working capital of $1,162,257 compared to $911,690 in cash and negative working capital of $729,627 as of December 31, 2005. The decline in cash and working capital is principally due to the loss from operations. We have suffered recurring losses from operations and have an accumulated deficit and working capital deficiency at March 31, 2006 that raises substantial doubt about our ability to continue as a going concern as noted in the report of our Independent Registered Public Accounting Firm.

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

During the three months ended March 31, 2005, we used $1,445,084 of cash from operations due to the net loss of $1,570,835. Changes in assets and liabilities during the three months ended March 31, 2005 used cash of $118,598, primarily due to increases in accounts receivables due to delays in getting provider numbers in order to invoice the payers. Partially offsetting these above uses of cash is an increase in accounts payable and accrued expenses primarily as a result of unpaid invoices from legal fees and accrual for remaining lease obligations for closed facilities.

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350).

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSO Holdings, Inc.
(Registrant)
Date: June 21, 2006	By: /s/ Steven Straus
Steven Straus
President
By: /s/ Thomas M. Mason
Thomas M. Mason
Chief Financial Officer