Form 10QSB
period 2006-06-30
MSO HOLDINGS INC
filed 2006-08-14
CIK 771556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_________________

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_]    No [X]

        The number of shares outstanding of the Registrant’s common stock, par value $0.001, as of August 8, 2006 the latest practicable date, was 6,316,698 shares.

        Transitional Small Business Disclosure Format: Yes:        No:   X

MSO HOLDINGS, INC.
TABLE OF CONTENTS

ITEM		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	3
	Consolidated Statements of Operations for the three months and six months ended
	June 30, 2006 and 2005	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005	5
	Consolidated Statement of Stockholders' Equity (Deficit) for the six months
	ended June 30, 2006	6
	Consolidated Statement of Comprehensive Income (Loss) for the three months and six months
	ended June 30, 2006 and 2005	7
	Notes to Unaudited Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis or Plan of Operations	15
Item 3.	Controls and Procedures	22
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	22
Item 3.	Defaults upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
Signatures

MSO HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31 2005
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$444,406	$911,690
Accounts Receivable (net of allowance for bad debt and estimated contractual allowances of $701,000 and $1,432,000 as of June 30, 2006 and December 31, 2005,
respectively)	$215,225	$438,048
Prepaid expenses and other current assets	87,508	131,020

Total Current Assets	747,139	1,480,758
Fixed Assets, net of accumulated depreciation	234,556	378,057
Other Assets
Deferred Financing Fees, net of amortization of $5,210 as of June 30, 2006	62,236	--
Deposits	35,623	44,558

Total Other Assets	97,859	44,558

Total Assets	$1,079,554	$1,903,373

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$819,133	$1,116,051
Short Term Capital Lease	12,715	11,821
Accrued wages and benefits	52,027	186,196
Accrued expenses	780,240	842,417
Unearned revenue	8,750	53,900

Total Current Liabilities	1,672,865	2,210,385
Long Term Liabilities
Convertible Note, net of unamortized discount of $207,550	$486,655	$--
Stock based compensation liability	--	1,498,486
Warrants on convertible note	224,922	--
Capital Lease Payable	20,113	26,702

Total Long Term Liabilities	731,690	1,525,188
Redeemable Convertible Preferred Stock, $0.001 par value, 95,000,000 shares and
15,000,000 shares authorized as of June 30, 2006 and December 31, 2005, respectively.
Series A Preferred Stock - 0 shares and 12,562,262 shares issued and outstanding as of June 30, 2006 and December 31, 2005, and net of unaccreted issuance costs of
$826,763 as of December 31, 2005, (liquidation value of $0 and $11,525,000 as of
June 30, 2006 and December 31, 2005, respectively).	--	10,698,237
Series A1 Preferred Stock - 38,300,005 and 0 shares issued and outstanding as of
June 30, 2006 and December 31, 2005, respectively (liquidation value of $9,575,000
and $0 as of June 30, 2006 and December 31, 2005, respectively).	9,575,000	--
Stockholders Equity (Deficit)
Series A Preferred Stock, $.001 par value, 2,125,500 shares and 0 shares issued and
outstanding as of June 30, 2006 and December 31, 2005, respectively.	2,126	--
Common Stock, $.001 par value, 120,000,000 shares and 40,000,000 shares authorized as of June 30, 2006 and December 31, 2005, respectively; 6,316,698
shares and 6,604,870 shares issued and outstanding, as of June 30, 2006 and	6,317	6,605
December 31, 2005, respectively.
Additional Paid in Capital	2,518,303	361,310
Accumulated Earnings (Deficit)	(13,426,747)	(12,898,352)

Total Stockholders Equity (Deficit)	10,900,001	(12,530,437)

Total Liabilities & Shareholder Equity (Deficit)	$1,079,554	$1,903,373

The accompanying notes to consolidated financial statements are an integral part of these statements.

MSO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(restated)		(restated)
Revenue:
Professional Service Fees	$293,367	$729,955	$565,463	$1,554,455
Hospital Management Fee	701,950	1,251,792	1,447,150	2,364,042
Other Revenue	2,555	13,508	5,477	21,567

Total Revenue	997,872	1,995,255	2,018,090	3,940,064
Operating Expenses:
Payroll Expenses	702,605	2,078,061	1,098,970	4,031,202
Marketing	115,499	290,729	230,501	625,195
Professional Fees	223,988	267,766	432,935	658,631
Travel and Entertainment	23,749	68,635	52,347	180,181
Rent	60,579	99,933	120,458	351,185
Utilities	44,304	67,643	90,327	139,473
Office Expenses	29,938	84,539	72,432	222,445
Malpractice Insurance	34,278	81,708	63,701	161,215
Business Insurance	40,129	23,174	80,387	51,782
Bad Debt Expense	30,683	153,318	38,392	222,370
Depreciation	68,526	43,095	147,350	86,720
Reverse Merger expenses	8,817	412,958	8,817	447,261
Other operating expenses	51,672	8,185	80,575	23,494

Total Operating Expenses	1,434,767	3,679,744	2,517,192	7,201,154
Loss from Operations	(436,895)	(1,684,489)	(499,102)	(3,261,090)
Other Income (Expense):
Interest Income	3,743	19,275	6,489	47,938
Interest Expense	(34,247)	(11,814)	(35,782)	(23,033)
Loss on sale of securities	--	(25,513)		(37,191)

Total Other Income (Expense)	(30,504)	(18,052)	(29,293)	(12,286)
Loss before Income Taxes	(467,399)	(1,702,541)	(528,395)	(3,273,376)
Provision for Income Taxes	--	--	--	--

Net Loss	$(467,399)	$(1,702,541)	$(528,395)	$(3,273,376)

Deemed dividend to preferred shareholders	617,480	87,925	707,115	175,311
Net Loss Available to Common Shareholders	$(1,084,879)	$(1,790,466)	$(1,235,510)	$(3,448,687)

Basic and diluted weighted average shares
outstanding	5,879,693	2,955,356	4,960,231	3,014,254

Basic and diluted loss per common share	(0.18)	$(0.61)	$(0.25)	$(1.14)

The accompanying notes to consolidated financial statements are an integral part of these statements.

MSO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2006	2005
		(restated)
Net Loss	$(528,395)	$(3,273,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock compensation	(462,892)	517,830
Amortization of deferred financing costs	5,210	17,890
Amortization of convertible note original discount	17,372	--
Bad debt expense	38,392	222,370
Depreciation	147,350	86,720
Realized loss on sale of securities	--	37,190
Changes in assets and liabilities:
Accounts receivable	184,431	(400,647)
Prepaid expenses and other current assets	43,512	(248,994)
Other assets	8,935	(240)
Accounts payable	(296,918)	280,905
Accrued liabilities	(62,177)	29,602
Accrued wages and benefits	(134,169)	49,504
Unearned revenue	(45,150)	(183,450)

Net Cash used in operating activities	(1,084,499)	(2,864,696)

Cash Flow from Investing Activities:
Purchases of property and equipment	(3,849)	(120,798)
Purchase of securities available for sale	--	(47,941)
Proceeds from sale of investments	--	3,168,139

Net Cash (used in) provided by investing activities	(3,849)	2,999,400

Cash Flows Provided by Financing Activities
Purchase of Common Stock	--	(96,250)
Payments on capital lease	(5,695)	--
Proceeds from issuance of convertible note	694,205
Issuance costs for Convertible Note	(67,446)

Net Cash provided by (used in) financing activities	621,064	(96,250)

Net (Decrease) Increase in Cash	(467,284)	38,454
Cash and cash equivalents at beginning of period	911,690	244,906

Cash and cash equivalents at end of period	$444,406	$283,360

Supplemental disclosure of cash flow information
Cash paid for interest	$3,120	$5,022
Reclassification of shares no longer subject to repurchase right	982,947	288,170
Reclassification of Series A Preferred Stock no longer subject to redemption rights	1,830,353	--
Value of warrants issued in connection with convertible note financing	224,922

The accompanying notes to consolidated financial statements are an integral part of these statements.

MSO HOLDINGS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Series A Preferred Stock			Retained	Equity &
	Number of	Par	Number of	Par	Additional	Earnings	Stockholders
	Shares	Value	Shares	Value	Paid in Capital	(Deficit)	Equity (Deficit)
Balance at January 1, 2006	6,604,870	$6,605	--	$--	$361,310	$(12,898,352)	$(12,530,437)
Non cash compensation expense for
stock options and warrants					52,934		52,934
Reclassification of Series A Preferred
Stock no longer subject to redemption
rights			2,125,500	2,126	1,828,227		1,830,353
Reclassification of shares no longer
subject to Company repurchase option	(288,172)	(288)			982,947		982,659
Deemed dividends to preferred
shareholders					(707,115)		(707,115)
Net Loss for the six months ended June
shareholders						(528,395)	(528,395)

Balance at June 30, 2006	6,316,698	$6,317	2,125,500	$2,126	$2,518,303	$(13,426,747)	$(10,900,001)

The accompanying notes to consolidated financial statements are an integral part of these statements.

MSO HOLDINGS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ending June 30,		Six months ending June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Loss	$(467,399)	$(1,702,541)	$(528,395)	$(3,273,376)
Unrealized gain (loss) in Investment Securities	--	20,911	--	(37,067)
Reclassification adjustement for losses on sale of investment
securities realized in net income	--	25,512	--	37,190

Comprehensive Loss	$(467,399)	$(1,656,118)	$(528,395)	$(3,273,253)

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have experienced operating losses and negative cash flows from operations and currently have an accumulated deficit. Based upon the current level of revenues and the cash position, we must raise additional capital in the fourth quarter of 2006, or cut expenses in order to fund our current operations. These factors raise substantial doubt about our ability to continue as a going concern. We are pursuing several strategic alternatives to address this situation, including a potential sale of the business.

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

There can be no assurance that we will achieve the milestones required to obtain access to the remaining funds that are in escrow. Should we be unable to raise sufficient funds, we will be required to curtail our operating plans or in a worst case scenario, cease operations. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

2.    VARIABLE INTEREST ENTITY

As required under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities”, we have evaluated our relationship with MSO Physicians, P.C. (“MSO Physicians”), an entity that provides professional medical services at the hospitals for which MSO Medical, Inc. (“MSO Medical”) provides management services. MSO Physician’s only provides services at hospitals for which MSO Medical provides management services and the operations of MSO Physicians have been fully funded by advances from MSO Medical. As a result, MSO Medical is the primary beneficiary of MSO Physicians, a variable interest entity. The accounts of MSO Physician’s are included in the consolidated financial statements of MSO Medical as of June 30, 2006 and December 31, 2005 and for the three months and six month periods ended June 30, 2006 and 2005.

4.    STOCK COMPENSATION

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” on January 1, 2006. SFAS No. 123(R) requires stock-based compensation to be expensed over the vesting period of the awards based on the grant-date fair value. The Company elected to adopt using the modified prospective transition method which does not result in the restatement of the previously issued financial statements. The provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption. Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for stock options if options granted had an exercise price equal to the market value of the underlying stock on the grant date. The Company estimated the fair value of the stock options using the Black-Scholes option pricing model. Significant assumptions used in estimating the fair value of awards granted during the three months and six months ended June 30, 2006 and 2005 include a risk free average interest rate of 4.5% based on the U.S. Treasury Strip (zero-coupon) bonds, a projected volatility rate of 100%, a dividend yield of 0% and an expected life of 5 years for the grants.

Total stock-based compensation expense (income) recognized in the Consolidated Statements of Earnings was $(20,236) and $677,948 for the three months ended June 30, 2006 and 2005, respectively and $(479,922) and $786,600 for the six months ended June 30, 2006 and 2005, respectively. Amounts recorded in 2005 primarily represent expenses related to options granted with exercise prices in excess of market (as no compensation expense was previously recognized for options granted with strike prices at or above market in accordance with APB No. 25) and compensation expense for stock subject to repurchase rights. There were no options exercised during the three months and six months ended June 30, 2006.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the three months and six months ended June 30, 2006 was higher by approximately $11,000 and $25,000, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted loss per share for the three months and six months ended June 30, 2006, would have been ($0.19) and ($0.25), respectively, if the Company had not adopted SFAS No. 123(R).

The following table illustrates the pro forma effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation for the three months and six months ended June 30, 2005:

	Three Months ended June 30, 2005	Six Months ended June 30, 2005
Net Loss - as reported	$(1,702,541)	$(3,273,376)
Add: Stock-based employee compensation included
in reported net income (loss), net of tax	675,876	783,837
Deduct stock-based compensation expense
determined under the fair value based method for all
awards, net of tax	(683,232)	(801,105)

Net Loss - proforma	$(1,709,897)	$(3,290,644)

Basic and diluted net loss per share - as reported	$(0.61)	$(1.14)
Basic and diluted net loss per share - proforma	$(0.61)	$(0.15)

5.    RELATED PARTY TRANSACTIONS

MSO Physicians has an employment agreement with one of the founding physicians who is also one of our principal stockholders. The agreement outlines the roles and responsibilities of the physician, his compensation plan and contains confidentiality and non-compete clauses. The compensation expense (excluding stock based compensation expense relating to shares subject to repurchase rights) for the founding physicians was approximately $93,000 and $199,000 for the three months and six months ended June 30, 2006 and approximately $387,000 and $803,000 for the three months and six months ended June 30, 2005, respectively. The stock based compensation expense (income) relating to shares subject to repurchase rights for the founding physicians was approximately ($23,234) and ($397,675) for the three months and six months ended June 30, 2006 and approximately $409,742 and $468,276 for the three months and six months ended June 30, 2005, respectively.

Eugene Terry, a member of our Board of Directors (the “Board”), provides business development consulting to us. We incurred approximately $3,000 and $20,000 expenses for the six months ended June 30, 2006 and 2005, respectively, for these consulting services.

6.    CEO DEPARTURE

On April 12, 2006, Albert Henry entered into a termination agreement pursuant to which he resigned as a director effective immediately and resigned as our Chief Executive Officer effective April 17, 2006. In connection with Mr. Henry’s departure, our Board agreed to waive our right to repurchase 576,340 shares of common stock held by Belusha, LP, an entity controlled by Mr. Henry. Of the 576,340 shares of common stock which was subject to repurchase rights, 288,168 shares were no longer subject to the repurchase option on January 1, 2007 and the remaining 288,172 shares were no longer subject to the repurchase option on January 1, 2008. In connection with the termination agreement, the Company did not exercise the repurchase option on the 288,168 shares and the fair market value of these shares of $83,569 was transferred from Stock based compensation liability to additional paid in capital. The remaining 288,172 shares were forfeited and returned to us for cancellation.

In lieu of any severance payment, Mr. Henry received a credit in the amount of $141,250, which Mr. Henry used to acquire securities in our next round of financing that results in gross proceeds to us in excess of $1,500,000 on the same terms applicable to each of the other investors in such financing. In connection with the Convertible Note Financing on May 9, 2006 (see Note 7), $44,205 out of the $141,250 credit was applied to the Convertible Note Financing. The remaining balance of $97,045 is classified as an accrued liability and will be converted to convertible notes if future tranches are incurred as described below.

In addition, Mr. Henry will also receive up to $50,000 in additional cash payments contingent on us achieving certain business milestones.

7.    CONVERTIBLE NOTE FINANCING

On May 9, 2006, in connection with the Private Placement to certain investors who are current holders of our Series A Convertible Preferred Stock (the “Series A Preferred”) (collectively, the “Purchasers”), we entered into the following agreements: (i) a Securities Purchase Agreement (the “Securities Purchase Agreement”); (ii) secured convertible promissory notes in the aggregate principal amount of $694,205 (the “Initial Notes”); and (iii) warrants to purchase shares of either Qualified Equity Securities (defined below) (the “Warrants”) or shares of our Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”).

Pursuant to the terms of the Securities Purchase Agreement, we may issue to the Purchasers and the Purchasers may purchase secured convertible promissory notes (the “Notes”) in the aggregate principal amount of up to $2,218,244 and Warrants to purchase shares of either Qualified Equity Securities or shares of Series A-1 Preferred.

The Securities Purchase Agreement contemplates multiple closings. The initial closing took place on May 9, 2006 (the “Initial Closing”) in the aggregate principal amount of $694,205. At the Initial Closing, we issued the Initial Notes and the Warrants to the Purchasers. In the event we satisfy certain enumerated conditions on or before December 31, 2006, the Securities Purchase Agreement contemplates a second closing (the “Second Closing”), in which we will issue to the Purchasers and the Purchasers will purchase Notes in the aggregate principal amount of $1,524,039 (the “Second Closing Amount”). Additionally, at any time prior to the Second Closing, the holders of a majority-in-interest of the principal amount then outstanding under the Notes may require one or more interim closings (each, an “Interim Closing”), pursuant to which we will issue to the Purchasers and the Purchasers will purchase Notes in an aggregate principal amount identified by a majority-in-interest of the principal amount then outstanding under the Notes (collectively, the “Interim Closing Amount”). In the event we issues Notes to the Purchasers in one or more Interim Closing, the Second Closing Amount shall be reduced by the Interim Closing Amount.

The unpaid balance of each Purchaser’s Note shall accrue simple interest at a rate of 10% per annum and shall mature on the earlier to occur of: (i) the closing of a Qualified Financing (as defined below); or (ii) January 1, 2008, unless the unpaid principal amount of and all accrued interest on such Purchaser’s Notes are converted into shares of our capital stock prior to such date. Subsequent to the Maturity Date, or upon any default, interest shall accrue at the rate of 14%.

The Notes may be convertible into shares of our capital stock by the Purchasers as follows: (i) if we enter into a bona fide arms length transaction that results in aggregate gross proceeds of new money to the Company of at least $2,000,000 (excluding the conversion of indebtedness) (a “Qualified Financing”), a Purchaser may elect to convert the outstanding principal balance and all unpaid accrued interest on such Purchaser’s Notes, or any portion thereof (the “Optional Conversion Amount”), into that number of shares of the equity security sold to the investors in the Qualified Financing (the “Qualified Equity Securities”), determined by dividing the Optional Conversion Amount by eighty percent (80%) of the price per share paid by the investors in the Qualified Financing for the Qualified Equity Securities (the “Optional Conversion”); or (ii) at any time after the date of the Initial Closing and upon the due authorization of our Series A-1 Preferred and the filing of an amended and restated certificate of incorporation (the “Amended Certificate”) setting forth the rights, privileges and preferences of such Series A-1 Preferred, a Purchaser may elect to convert the amount of principal of, and all accrued and unpaid interest on such Purchaser’s Notes, or any portion thereof (the “Voluntary Conversion Amount”), into a number of shares of our Series A-1 Preferred determined by dividing the Voluntary Conversion Amount by $0.25 per share (subject to adjustments for stock splits, reverse stock splits, stock dividends, recapitalizations combinations, and the like) (the “Voluntary Conversion”). Additionally, in the event a majority-in-interest of the principal amount then outstanding under the Notes elect to convert their Notes in an Optional Conversion, then all of the then outstanding principal balance and all unpaid accrued interest under the Notes shall automatically convert pursuant to the terms of an Optional Conversion (the “Mandatory Conversion”).

The Warrants issued to the Purchasers allow the Purchasers to purchase shares of our capital stock as follows: (i) in the event a Purchaser converts its Notes into Qualified Equity Securities in either an Optional Conversion or a Mandatory Conversion, the Warrants shall be exercisable for a number of Qualified Equity Securities equal to the outstanding principal balance under such Purchaser’s Notes at the time of either the Optional Conversion or the Mandatory Conversion of such Purchaser’s Notes, divided by the price per share of the Qualified Equity Security in the Qualified Financing at an exercise price equal to the price per share of such Qualified Equity Security; or (ii) prior to a Qualified Financing or if a Purchaser’s Notes are not converted into Qualified Equity Securities at the closing of a Qualified Financing, the Warrants shall be exercisable for a number of shares of Series A-1 Preferred equal to the outstanding principal balance at the time of exercise under the Notes held by such Purchaser, divided by $0.25, at an exercise price equal to $0.25.

The Series A-1 Preferred is senior in rights, preferences and privileges to the shares of our outstanding common stock and Series A Preferred. In particular, the holders of our Series A-1 Preferred Stock: (i) have a liquidation preference senior to our common stock and Series A Preferred in the event of a “liquidation event” (as defined in the Amended Certificate); (ii) have certain voting rights with respect to the election of directors and other material transactions; and (iii) have effective voting control of all outstanding capital stock.

The holders of our Series A-1 Preferred have the right to elect three (3) out of five (5) members of our Board. All of our stockholders voting together as a single class shall vote their shares so as to elect the remaining two (2) directors as follows: (i) one director who shall be our then acting Chief Executive Officer, and (ii) one director who shall be nominated by a majority of our then sitting Board. Additionally, we may not, without the consent of the holders of a majority of the shares of our Series A-1 Preferred, take certain actions, including, without limitation: (i) authorizing, paying or declaring a dividend on any shares of our capital stock; (ii) altering, amending or repealing our Amended Certificate or bylaws in a manner that would adversely affect the voting power or any other rights, preferences or privileges of the Series A-1 Preferred; (iii) creating any securities senior in rights, preferences or privileges to the Series A-1 Preferred; and (iv) creating any securities equal in rights, preferences or privileges to the Series A-1 Preferred.

Holders of record of our Series A Preferred that also participated in the Private Placement represented 10,436,762 shares out of the 12,562,262 shares of Series A Preferred that were outstanding. All of these 10,436,762 shares of Series A Preferred were automatically converted into shares of Series A-1 Preferred at a one (1) to 3.66972 ratio into 38,300,005 shares of Series A-1 Preferred and 2,125,500 shares of Series A Preferred remain outstanding. Please note that because we have received the requisite vote of our stockholders necessary to effect the conversion and are waiting only on the expiration of certain waiting periods mandated by the Securities Exchange Act of 1934, as amended, our financial statements assume this conversion has already taken place.

The book value for the 2,125,500 shares of Series A Preferred that remains outstanding was $1,830,353, net of unaccreted issuance costs of $119,647 as of May 9, 2006, was transferred to Shareholders Equity since the redemption/liquidation rights were eliminated on Series A Preferred Stock.

The 10,436,762 shares of Series A Preferred that were transferred and converted into 38,300,005 shares of Series A-1 Preferred Stock have a redemption/liquidation value of $9,575,000. The book value of the 10,436,762 shares of Series A Preferred was $8,987,502 net of unaccreted issuance costs of $587,498 as of May 9, 2006. The unaccreted issuance cost of $587,498 was amortized as a deemed dividend to preferred shareholders during the three months ended June 30, 2006.

Beginning on March 24, 2008, the holders of at least a majority of the Series A-1 Preferred Stock may require the Company to redeem all shares of the Series A-1 Preferred Stock from all holders thereof at the higher of either the Liquidation Preference or the fair market value of such shares (as determined by an independent appraiser selected by the Company and the holders of a majority of the Series A-1 Preferred Stock); provided, however that immediately following such redemption, at least one class of voting stock remains outstanding. In addition, the Company shall not be required to redeem from any holder of Series A-1 Preferred Stock, in connection with a redemption requested after the Initial Redemption Date but before the first anniversary of the Initial Redemption Date, a number of shares of Series A-1 Preferred Stock greater than fifty percent (50%) of the aggregate number of shares of Series A-1 Preferred Stock held by such holder immediately prior to such redemption. In the event the Company does not have sufficient funds available to redeem all shares to be redeemed then it shall redeem the same pro rata and in such event each holder of such shares of Series A-1 Preferred Stock that are entitled to redemption that are not so redeemed shall exchange the unredeemed shares for a promissory note from the Company bearing simple interest at a rate of 8% per annum and having a term of one (1) year.

The gross proceeds from the Convertible Note financing on May 9, 2006 was $694,205. Issuance costs of $67,446, primarily legal costs, have been reflected as Deferred Financing Costs and are being amortized using the effective interest method from the issuance date through January 1, 2008 which is the maturity date. There was $5,210 of amortization of deferred financing costs included in the statement of operations as interest expense for the three months ended June 30, 2006.

The number of warrants to be issued as of the Initial Closing is equal to 2,776,820 warrants (i.e. the outstanding principle of $694,205 divided by $0.25). The warrants provide the holder the right to purchase the Company’s common stock for a 3 year period at an exercise price of $0.25 per share. The warrants were valued at $224,922 using the Black-Scholes option pricing model and are reflected as a discount to the convertible note. For purposes of the calculation, management used a fair value of the common stock of $0.15 per share based on the quoted market price of the common stock, an average interest rate of 4.5% based on the U.S. Treasury Strip (zero-coupon) bonds, a projected volatility rate of 100%, a dividend yield of 0% and an expected life of 3 years for the grants. There was $17,372 of amortization of the original discount included in the statement of operations as interest expense for the three months ended June 30, 2006.

In connection with our Private Placement, the creation of our Series A-1 Preferred and the Series A Conversion, our Board and stockholders have approved the amendment and restatement of the rights, preferences and privileges of our Series A Preferred. Pursuant to a covenant in the Securities Purchase Agreement, we have agreed to file, and intend to file, the Amended Certificate on the date that is twenty (20) days after the date on which this Information Statement is mailed to our stockholders.

The Amended Certificate also: (i) increases the number of authorized shares of our common stock from 40,000,000 shares to 120,000,000 shares; and (ii) increases the authorized number of shares of our preferred stock from 15,000,000 shares to 95,000,000 shares of preferred stock with rights, preferences and privileges to be designated by our Board from time to time.

The amendment and restatement of our certificate of incorporation, among other things, (i) eliminates each of the rights, preferences, and privileges of our existing Series A Preferred, except for the right to vote with the common stock on an as-converted basis and the right to receive proceeds from a liquidation event on a pari passu basis with our common stock, and (ii) creates a new Series A-1 Preferred which will enjoy all of the rights, preferences and privileges previously associated with the Series A Preferred.

The Company has received the written consent from the holders of the requisite number of shares to effect the amendment and restatement of the Company’s existing Amended and Restated Certificate of Incorporation and has filed an Information Statement with the Securities and Exchange Commission (“SEC”) for the purpose of informing the remaining stockholders of the Company of such action by written consent. Upon the expiration of the relevant waiting periods prescribed by the Securities and Exchange Act of 1934, as amended, the Company will file such Amended Certificate with the State of Delaware. The Financial Statements as of June 30, 2006 have been prepared as if the conversion of Series A Preferred Stock has taken place since the required number of shareholder votes have been received.

8.    SUBSEQUENT EVENTS

On May 9, 2006, a majority of the holders of our outstanding capital stock approved a two hundred (200) to one (1) reverse stock split (the “Reverse Stock Split”) of our common stock. On June 2, 2006, the Board approved the Reverse Stock Split and directed our officers to effect the Reverse Stock Split. The Reverse Stock Split will become effective upon the filing of the Amended Certificate with the Secretary of State of the State of Delaware.

As a result of the Reverse Stock Split, holders of record of our common stock will be reduced to less than three hundred (300). The purpose of the Reverse Stock Split is to position us so that we will no longer be required to file periodic reports and other information with the SEC.

We intend to effect the Reverse Stock Split by filing the Amended Certificate with the Secretary of State of the State of Delaware on the date that is twenty (20) days after the date on which a definitive Information Statement is first mailed to our stockholders with respect thereto. On the effective date of the Amended Certificate, stockholders holding a stock certificate representing fewer than two hundred (200) shares of our common stock immediately prior to the effectiveness of the Amended Certificate, and stockholders holding a stock certificate representing a number of shares of our common stock not evenly divisible by two hundred (200), will receive a cash payment in lieu of a fraction of a share of new common stock that would otherwise be issued following the Reverse Stock Split.

Promptly after the effectiveness of the Reverse Stock Split, we intend to file a Form 15 with the SEC which will terminate our obligations to file periodic reports under the Securities Exchange Act of 1934, as amended. We anticipate that we will continue future operations as a non-reporting company, thereby relieving us of the costs, administrative burdens and competitive disadvantages associated with operating as an SEC reporting company. In connection with the SEC deregistration process, we will also request that NASDAQ no longer allow the quotation of our common stock on the Over-the-Counter Bulletin Board.

9.    RESTATEMENT

While preparing the fiscal 2006 first quarter financial statements, the Company identified certain errors in its accounting treatment for shares subject to repurchase option. These errors required the Company to restate its financial statements for the years ended December 31, 2005 and 2004. As discussed in Note 12 of our annual financial statements, there are certain shares subject to a repurchase agreement. The number of shares subject to the repurchase option decreased 18.75% on January 1, 2005 and will decrease by 18.75% on January 1 of each year thereafter until 2008 at which time no shares will be subject to this repurchase option. In accordance with Financial Accounting Standard 128, the Company has determined that until these shares are no longer subject to the repurchase option, they should be excluded from weighted average shares outstanding in the calculation of basic and diluted loss per share.

The Company also determined that compensation expense should be recognized over the period for which the repurchase option of these shares lapses. Previously, the Company had not recorded compensation expense for these shares. The Company determined that the shares subject to this repurchase feature are liability-classified awards under FAS 123(R). As such, the value of the unvested shares is remeasured each period (until the repurchase right is exercised or expired) based on the quoted market price of the Company’s common stock. As a result, compensation accrued in each period for unvested shares is adjusted in subsequent periods for changes, either increases or decreases, in the quoted market value of the shares. The Company recorded an increase in payroll expenses of $97,558 and $763,030 for the three and six months ended June 30, 2005, respectively, as a result of shares subject to this repurchase feature.

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

The accompanying financial statements and notes reflect the restated amounts. Amounts indicated “as previously reported” in the following table represent the amounts initially reported in the Company’s Form 10-QSB filed on August 5, 2005.

	Three months ended June 30, 2005			Six months ended June 30, 2005
	As Previously Reported	Adjustments (1)	As Restated	As Previously Reported	Adjustments (1)	As Restated
Income Statement Data:
Net sales	$1,995,255	$--	$1,995,255	$3,940,064	$--	$3,940,064
Payroll Expenses	1,412,589	665,472	2,078,061	3,268,172	763,030	4,031,202
Loss from Operations	(1,019,017)	(665,472)	(1,684,489)	(2,498,060)	(763,030)	(3,261,090)
Net loss	(1,037,069)	(665,472)	(1,702,541)	(2,510,346)	(763,030)	(3,273,376)
Net Loss Available to Common Shareholders	(1,124,994)	(665,472)	(1,790,466)	(2,685,657)	(763,030)	(3,448,687)
Basic & Diluted weighted average shares
outstanding	6,730,062	(3,774,706)	2,955,356	7,204,655	(4,190,401)	3,014,254
Basic & Diluted net loss per share	$(0.17)	$(0.44)	$(0.61)	$(0.37)	$(0.77)	$(1.14)
Cash Flow Data:
Operating cash flow				$(2,575,946)	$(288,749)	$(2,864,695)
Investing cash flow				$2,999,400	$--	$2,999,400
Financing cash flow				$(385,000)	$288,750	$(96,250)

(1) As discussed above, during 2006, the Company restated historical financial statements to revise the accounting for certain shares of common stock subject to a repurchase option.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

We are building a non-interventional clinically and medically supervised weight-loss program to complement our bariatric surgery program. In July 2005, we initiated a three year contract to jointly establish an enhanced, non-interventional weight-loss program with a third party outsourced behavioral coaching company. The non-interventional weight loss treatment programs include individualized telephonic counseling sessions supplemented by online coaching services performed by licensed behavioral healthcare professionals. Such therapists develop unique weight-loss plans for each enrollee, which include nutritional guidance from a licensed dietician, self-directed online weight loss support, web-based educational resources and interactive goal-setting using proprietary tracking software.

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

Three Months Ended June 30, 2006 Compared With Three Months Ended June 30, 2005

Revenues. For the three months ended June 30, 2006, revenues of $997,872 decreased 50% as compared to revenues of $1,995,255 for the three months ended June 30, 2005. The following is a discussion of management fee revenues from hospital contracts and professional fee revenues from surgeries and ancillary procedures performed, which are our two primary sources of revenue. Other revenue includes revenue derived from the non-interventional weight loss program as well as from billing and collections services performed for third party customers.

Management fee revenue:

Hospital Management Fee Revenues were $701,950 for the three months ended June 30, 2006 versus $1,251,792 for the three months ended June 30, 2005, a decrease of $549,842 or 44% primarily as a result of (i) a lower management fee at two hospital programs as a result of a reduced program size, (ii) two hospital programs in New York filing for bankruptcy at which we had bariatric surgery programs, and (iii) closing of two hospital programs that were unprofitable.

The primary reason for the lower monthly management fee at the two hospital programs was due to a reduced program size. The management fee revenue for these hospital programs decreased for the three months ended June 30, 2006 by $234,000 compared to the three months ended June 30, 2005.

The two bankruptcies in New York were Parkway Hospital, which filed in the first quarter of 2005, and St. Vincent’s Hospital, which filed in the third quarter of 2005. The two bankrupt programs accounted for $201,292 decline in management fee revenues for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. We are no longer providing management services to these two New York hospitals.

The two unprofitable programs that were closed during the second quarter accounted for $115,000 decline in management fee revenues for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Total surgeries performed for the three months ended June 30, 2006 were 133 compared to 259 surgeries for the three months ended June 30, 2005, a decrease of 126 surgeries or 49%. Out of the 126 surgery decline, 83 surgeries were performed at hospitals where we no longer have programs. We terminated two hospital programs because the surgical volumes did not cover the costs of operating these programs, accounting for a decline of 22 surgeries from the prior period. In addition, the two bankrupt programs accounted for approximately 61 less surgeries being performed during the three months ended June 30, 2006. The remaining decline can be attributable to more competition as well as health plans requiring documented weight loss and/or behavioral health counseling before approving the surgery.

Professional fee revenue:

Revenues derived from professional fees were $293,367 for the three months ended June 30, 2006 versus $729,955 for the three months ended June 30, 2005, a decrease of $436,588 or 60%. This decrease in professional fees is attributable to the lower number of surgeries performed, closing of some hospital programs due to size or the hospital filing for bankruptcy, as well as utilizing contracted physicians to perform surgeries versus physicians employed by MSO Physicians. The professional fees for surgeries performed by contracted physicians are not consolidated with our financial results and are therefore not a revenue source for us.

Expenses. Operating expenses were $1,434,767 for the three months ended June 30, 2006 versus $3,679,744 for the three months ended June 30, 2005, a decrease of 61% or $2,244,977. The decrease in operating expenses is primarily the result of lower payroll expenses, marketing, professional fees, travel and entertainment, rent, utilities, malpractice insurance, office expenses, lower bad debt expenses and reverse merger expenses. Partially offsetting these decreases were increases in business insurance, depreciation and other operating expenses. The decrease in operating expenses is primarily a result of the closing of the unprofitable clinics and shifting the business model away from employing physicians by MSO Physicians and operating clinics to contracting with physicians. In addition, we have reduced and outsourced many functions at corporate as well as cut back on outside consultants.

Payroll expenses decreased by $1,375,456 or 66% for the three months ended June 30, 2006 compared to the same period in the prior year as a result of closing unprofitable hospital programs and reduced headcount at the corporate office. In addition, a variable stock compensation arrangement (discussed in Note 16 of our annual financial statements) resulted in a decrease in payroll expense of $715,000. Under this variable stock compensation arrangement, the value of unvested common shares is remeasured each period (until the repurchase right is exercised or expires) based on the quoted market price of the Company’s common stock. As a result, compensation accrued in each period for unvested shares is adjusted in subsequent periods for changes, either increases or decreases, in the quoted market value of the shares.

Marketing expenses decreased by $175,230 or 60% for the three months ended June 30, 2006 compared to the same period in the prior year as a result of closing unprofitable hospital programs.

Professional fees declined $43,778 or 16% for the three months ended June 30, 2006 compared to the same period in the prior year due to less consulting fees for business development and financial advisor fees.

Rent expense decreased by $39,354 or 39% for the three months ended June 30, 2006 compared to the same period in the prior year as we have closed unprofitable facilities.

Office expense decreased by $54,601 or 65% for the three months ended June 30, 2006 compared to the same period in the prior year as we have closed unprofitable facilities.

Malpractice insurance declined $47,430 or 58% for the three months ended June 30, 2006 compared to the same period in the prior year due to shifting the business model away from employing physicians by MSO Physicians to contracting with physicians.

Bad debt expense decreased $122,635 for the three months ended June 30, 2006 compared to the same period in the prior year due to write-offs from the hospital program bankruptcies occurring in 2005.

The Reverse Merger expenses of $412,958 for the three months ended June 30, 2005 reflect acquisition and legal cost associated with the reverse merger. The reverse merger expenses consisted of a payment of $280,000 to the shareholders of National Superstars, a finders’ fee commission of $33,000, and legal and transfer agent expenses of $90,783. In addition, the Company issued 36,700 shares to the finders valued at $9,175 based upon the fair value of the stock at the time of issuance.

Partially offsetting the decreases in operating expenses, depreciation expense increased $25,431 to $68,526 for the three months ended June 30, 2006 as compared to $43,095 for the three months ended June 30, 2005. Depreciation expense increased due to a change in the estimated useful life of computer equipment and software from 60 months to 36 months.

Business insurance increased $16,955 or 73% due to directors & officers insurance premiums as a result of being a public company.

Other operating expenses increased $43,487 for the three months ended June 30, 2006 due to expenses relating to the aborted acquisition of Resources for Living, LP and the associated financing that did not close.

Interest Income. Interest income of $3,743 for the three months ended June 30, 2006 decreased $15,532 over the same period a year ago due to lower amount of cash to invest.

Interest Expense. For the three months ended June 30, 2006, the interest expense of $34,247 represents interest on the capital lease, accrued interest on the Convertible Notes of $10,080, and amortization expense of $22,582 on the original issuance costs for the Convertible Note. The interest expense for the three months ended June 30, 2005 includes unused commitment fees and amortization of deferred financing fees of $8,945 relating to the Line of Credit Facility that was terminated in December 2005.

Loss on sale of securities. The loss on sale of securities of $25,513 for the three months ended June 30, 2005 represents realized losses from the sale of securities held for investment purposes. There are no securities held for investment purposes during the three months ended June 30, 2006.

Provision for Income Taxes. The effective tax rate for the three months ended June 30, 2006 and 2005 was 0% as our tax benefit was offset by a corresponding increase in the valuation allowance for deferred income taxes. Due to the significant losses incurred during 2005 and 2004 and our limited operating history, management determined that it was more likely than not that our deferred tax assets would not be realized.

Net Loss. We had a net loss of $467,399 for the three months ended June 30, 2006 compared to a net loss of $1,702,541 for the same period in 2005, an improvement in the net loss of $1,235,142. The improvement in the net loss is primarily the result of closing unprofitable operations and lower operating expenses, which includes a reduction in non cash stock compensation expense of $715,000.

Deemed dividend to preferred shareholders. The deemed dividend to preferred shareholders represents the amortization of the issuance costs on the Preferred Stock Financing. The deemed dividend increased $529,555 to $617,480 for the three months ended June 30, 2006. The unaccreted issuance costs of $587,498 relating to Series A Preferred shareholders who participated in the Convertible Note financing was amortized as a deemed dividend (see Note 6).

Net Loss available to common shareholders. We had a net loss available to common shareholders of $1,084,879 for the three months ended June 30, 2006 compared to a net loss of $1,790,466 for the same period in 2005, an improvement of $705,587, primarily as a result of closing unprofitable operations and lower operating expenses, which includes a reduction in non cash stock compensation expense of $715,000, partially offset by the amortization of the unaccreted issuance costs of $587,498 relating to the Series A Preferred Stock.

Six Months Ended June 30, 2006 Compared With Six Months Ended June 30, 2005

Revenues. For the six months ended June 30, 2006, revenues of $2,018,090 decreased 49% as compared to revenues of $3,940,064 for the six months ended June 30, 2005. The following is a discussion of management fee revenues from hospital contracts and professional fee revenues from surgeries and ancillary procedures performed, which are our two primary sources of revenue. Other revenue includes revenue derived from the non-interventional weight loss program as well as from billing and collections services performed for third party customers.

Management fee revenue:

Hospital Management Fee Revenues were $1,447,150 for the six months ended June 30, 2006 versus $2,364,042 for the six months ended June 30, 2005, a decrease of $916,892 or 39% primarily as a result of (i) a lower management fee at two hospital programs as a result of a reduced program size, (ii) two hospital programs in New York filing for bankruptcy at which we had bariatric surgery programs, and (iii) closing of two hospital programs that were unprofitable.

The primary reason for the lower monthly management fee at the two hospital programs was due to a reduced program size. The management fee revenue for these hospital programs decreased for the six months ended June 30, 2006 by $359,000 compared to the six months ended June 30, 2005.

The two bankruptcies in New York were Parkway Hospital, which filed in the first quarter of 2005, and St. Vincent’s Hospital, which filed in the third quarter of 2005. The two bankrupt programs accounted for $426,000 decline in management fee revenues for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. We are no longer providing management services to these two New York hospitals.

The two unprofitable programs that were closed during the second quarter accounted for $131,000 decline in management fee revenues for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Total surgeries performed for the six months ended June 30, 2006 were 309 compared to 536 surgeries for the six months ended June 30, 2005, a decrease of 227 surgeries or 42%. Out of the 227 surgery decline, 147 surgeries were performed at hospitals where we no longer have programs. We terminated two hospital programs because the surgical volumes did not cover the costs of operating these programs, accounting for a decline of 13 surgeries from the prior period. In addition, the two bankrupt programs accounted for approximately 134 less surgeries being performed during the six months ended June 30, 2006. The remaining decline can be attributable to more competition as well as health plans requiring documented weight loss and/or behavioral health counseling before approving the surgery.

Professional fee revenue:

Revenues derived from professional fees were $565,463 for the six months ended June 30, 2006 versus $1,554,455 for the six months ended June 30, 2005, a decrease of $988,992 or 64%. This decrease in professional fees is attributable to the lower number of surgeries performed, closing of some hospital programs due to size or the hospital filing for bankruptcy, as well as utilizing contracted physicians to perform surgeries versus physicians employed by MSO Physicians. The professional fees for surgeries performed by contracted physicians are not consolidated with our financial results and are therefore not a revenue source for us.

Expenses. Operating expenses were $2,517,192 for the six months ended June 30, 2006 versus $7,201,154 for the six months ended June 30, 2005, a decrease of 65% or $4,683,962. The decrease in operating expenses is primarily the result of lower payroll expenses, marketing, professional fees, travel and entertainment, rent, utilities, malpractice insurance, office expenses, lower bad debt expenses and reverse merger expenses. Partially offsetting these decreases were increases in business insurance, depreciation and other operating expenses. The decrease in operating expenses is primarily a result of the closing of the unprofitable clinics and shifting the business model away from employing physicians by MSO Physicians and operating clinics to contracting with physicians. In addition, we have reduced and outsourced many functions at corporate as well as cut back on outside consultants.

Payroll expenses decreased by $2,932,232 or 73% for the six months ended June 30, 2006 compared to the same period in the prior year as a result of closing unprofitable hospital programs and reduced headcount at the corporate office. In addition, a variable stock compensation arrangement (discussed in Note 16 of our annual financial statements) resulted in a decrease in payroll expense of $1,279,000. Under this variable stock compensation arrangement, the value of unvested common shares is remeasured each period (until the repurchase right is exercised or expires) based on the quoted market price of the Company’s common stock. As a result, compensation accrued in each period for unvested shares is adjusted in subsequent periods for changes, either increases or decreases, in the quoted market value of the shares.

Marketing expenses decreased by $394,694 or 63% for the six months ended June 30, 2006 compared to the same period in the prior year as a result of closing unprofitable hospital programs.

Professional fees declined $225,696 or 34% for the six months ended June 30, 2006 compared to the same period in the prior year due to less consulting fees for business development and financial advisor fees.

Rent expense decreased by $230,727 or 66% for the six months ended June 30, 2006 compared to the same period in the prior year as we have closed unprofitable facilities. In addition, rent expense for the six months ended June 30, 2005 includes a charge of $125,000 representing the estimated remaining lease payments for the closed facilities.

Office expense decreased by $150,013 or 67% for the six months ended June 30, 2006 compared to the same period in the prior year as we have closed unprofitable facilities.

Malpractice insurance declined $97,514 or 61% for the six months ended June 30, 2006 compared to the same period in the prior year due to shifting the business model away from employing physicians by MSO Physicians to contracting with physicians.

Bad debt expense decreased $183,978 for the six months ended June 30, 2006 compared to the same period in the prior year due to write-offs from the hospital program bankruptcies.

The Reverse Merger expenses decreased $438,444 for the six months ended June 30, 2006 compared to the same period in the prior year. The prior year reverse merger expenses reflect acquisition and legal cost associated with the reverse merger. The reverse merger expenses consisted of a payment of $280,000 to the shareholders of National Superstars, a finders’ fee commission of $33,000, and legal and transfer agent expenses of $125,086. In addition, the Company issued 36,700 shares to the finders valued at $9,175 based upon the fair value of the stock at the time of issuance.

Partially offsetting the decreases in operating expenses, depreciation expense increased $60,630 to $147,350 for the six months ended June 30, 2006 as compared to $86,720 for the six months ended June 30, 2005. Depreciation expense increased due to a change in the estimated useful life of computer equipment and software from 60 months to 36 months.

Business insurance increased $28,605 or 55% due to directors & officers insurance premiums as a result of being a public company.

Other operating expenses increased $57,081 for the six months ended June 30, 2006 due to expenses relating to the aborted acquisition of Resources for Living, LP and the associated financing that did not close.

Interest Income. Interest income of $6,489 for the six months ended June 30, 2006 decreased $41,449 over the same period a year ago due to lower amount of cash to invest.

Interest Expense. For the six months ended June 30, 2006, the interest expense of $35,782 represents interest on the capital lease, accrued interest on the Convertible Notes of $10,080, and amortization expense of $22,582 on the original issuance costs for the Convertible Note. The interest expense for the six months ended June 30, 2005 includes unused commitment fees and amortization of deferred financing fees of $17,890 relating to the Line of Credit Facility that was terminated in December 2005.

Loss on sale of securities. The loss on sale of securities of $37,191 for the six months ended June 30, 2005 represents realized losses from the sale of securities held for investment purposes. There are no securities held for investment purposes during the six months ended June 30, 2006.

Provision for Income Taxes. The effective tax rate for the six months ended June 30, 2006 and 2005 was 0% as our tax benefit was offset by a corresponding increase in the valuation allowance for deferred income taxes. Due to the significant losses incurred during 2005 and 2004 and our limited operating history, management determined that it was more likely than not that our deferred tax assets would not be realized.

Net Loss. We had a net loss of $528,395 for the six months ended June 30, 2006 compared to a net loss of $3,273,376 for the same period in 2005, an improvement in the net loss of $2,744,981. The improvement in the net loss is primarily the result of closing unprofitable operations and lower operating expenses, which includes a reduction in non cash stock compensation expense of $1,279,000.

Deemed dividend to preferred shareholders. The deemed dividend to preferred shareholders represents the amortization of the issuance costs on the Preferred Stock Financing. The deemed dividend increased $531,804 to $707,115 for the six months ended June 30, 2006. The unaccreted issuance costs of $587,498 relating to Series A Preferred shareholders who participated in the Convertible Note financing was amortized as a deemed dividend (see Note 6).

Net Loss available to common shareholders. We had a net loss available to common shareholders of $1,235,510 for the six months ended June 30, 2006 compared to a net loss of $3,448,687 for the same period in 2005, an improvement of $2,213,177, primarily as a result of closing unprofitable operations and lower operating expenses, which includes a reduction in non cash stock compensation expense of $1,279,000.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2006, we had $444,406 in cash and negative working capital of $925,726 compared to $911,690 in cash and negative working capital of $729,627 as of December 31, 2005. The decline in cash and working capital is principally due to the loss from operations. We have suffered recurring losses from operations and have an accumulated deficit and working capital deficiency at June 30, 2006 that raises substantial doubt about our ability to continue as a going concern. As a result of these factors our independent registered public accounting firm modified their opinion to contain a paragraph wherein they expressed a substantial doubt about our ability to continue as a going concern.

For the six months ended June 30, 2006, we used $1,084,499 of cash from operations primarily to fund the operating loss. Changes in assets and liabilities during the six months ended June 30, 2006 used cash of $301,536, primarily from the reduction in accounts payable, accrued liabilities and accrued wages and benefits due to payments for audit fees, advertising expenses and employee termination costs. Partially offsetting the uses of cash was a decrease in accounts receivable primarily as a result of quicker collections of professional fee billings.

During the six months ended June 30, 2005, we used $2,864,695 of cash from operations due to the net loss of $3,273,376. Changes in assets and liabilities during the six months ended June 30, 2005 used cash of $473,320, primarily due to increases in accounts receivables due to delays in getting provider numbers in order to invoice the payers and prepaid expenses due to business insurance premium payments. Partially offsetting these above uses of cash is an increase in accounts payable primarily as a result of unpaid invoices from legal fees and insurance premiums and accrual for remaining lease obligations for closed facilities.

For the six months ended June 30, 2006, we used $3,849 of cash from investing activities for the purchase of computer and office equipment.

For the six months ended June 30, 2005, the Company generated $2,999,400 of cash from investing activities of which $3,120,198 (net of purchases) was from the sale of securities held for sale. The securities are held in a Fidelity short-term municipal mutual fund and can be liquidated immediately upon notice. Partially offsetting the proceeds from the sale of securities, the Company used $120,798 for the purchase of property and equipment. The purchase of property and equipment primarily reflect the addition of computer equipment and medical equipment to expand the programs as well as computer software purchased for billing and accounting.

For the six months ended June 30, 2006, we generated $621,064 from financing activities. The convertible note financing generated 626,759 net of transaction costs. Partially offsetting the convertible note financing, we used cash of $5,695 for payments on capital leases.

For the six months ended June 30, 2005, the Company used cash of $96,250 from financing activities to repurchase 384,226 shares of common stock.

Based upon the current level of revenues and the cash position, we will need to cut expenses in order to continue to operate. The company is reducing our expenses by approximately $100,000 per month through reductions in headcount and going private, which will reduce our legal, audit and insurance costs. These cost reductions which are being implemented during the third quarter, are expected to result in positive cash flow based on current revenues. There can be no assurance that the revenue will continue at the current levels. These factors raise substantial doubt about our ability to continue as a going concern.

As described in Note 7, in the event we satisfy certain business milestones on or before December 31, 2006, the Securities Purchase Agreement contemplates a second closing, in which we will issue to the Purchasers and the Purchasers will purchase Notes in the aggregate principal amount of $1,524,039. There can be no assurance that the company will achieve the business milestones in order to have access to the additional financing.

No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

ITEM 3.  CONTROLS AND PROCEDURES

(a) We carried out an evaluation, under the supervision and with the participation of our management, including our President (“President”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the President and CFO concluded that as of June 30, 2006 our disclosure controls and procedures were effective.

(b) There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the convertible note financing on May 9, 2006 (discussed in Note 7 to the Consolidated Financial Statements), we issued notes in an aggregate principal amount of $694,205 to certain purchasers pursuant to the Securities Purchase Agreement. The unpaid balance of each note will accrue simple interest at a rate of 10% per annum and shall mature on the earlier to occur of (i) the closing of a Qualified Financing or (ii) January 1, 2008, unless the unpaid principal amount of and all accrued interest on such purchaser’s notes are converted into shares of our capital stock prior to such date. The notes are convertible into either (i) Series A-1 Preferred in a Voluntary Conversion or (ii) Qualified Equity Securities in either an Optional Conversion or a Mandatory Conversion.

Additionally, in connection with the convertible note financing on May 9, 2006, we issued to the purchasers warrants which allow the purchasers to purchase a number of shares of our capital stock determined as follows: (i) in the event that a purchaser converts its notes into Qualified Equity Securities in either an Optional Conversion or a Mandatory Conversion, the warrants shall be exercisable for a number of Qualified Equity Securities equal to the outstanding principal balance at the time of either the Optional Conversion or the Mandatory Conversion, divided by the price per share of the Qualified Equity Security in the Qualified Financing at an exercise price equal to the price per share of such Qualified Equity Security; or (ii) prior to a Qualified Financing or if the notes are not converted into Qualified Equity Securities at the closing of a Qualified Financing, the warrants shall be exercisable for a number of shares of Series A-1 Preferred equal to the outstanding principal balance at the time of exercise under the notes held by such purchaser, divided by $0.25, at an exercise price equal to $0.25.

The offers and sales of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions not involving a public offering. The recipients of the securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to share certificates issued in such transactions. All recipients had adequate access to information about us.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 14, 2006, holders of a majority of our common stock and our Series A Preferred, voting together as a single class, had executed a written consent in favor of the actions described above. In addition, holders of our Series A Preferred, voting as a separate class, had executed a written consent in favor of the actions described above. Each of the foregoing actions was approved by 11,685,495 shares, or 61.89% of all shares entitled to vote thereon and 10,436,763 shares of Series A Preferred, or 83.1% of Series A Preferred entitled to vote thereon. This consent satisfies the stockholder approval requirement for the proposed action.

Action No. 1:A reverse stock split to be effected at any time prior to December 31, 2006, in a ratio of two hundred (200) shares to one (1) share of our common stock, the timing of such Reverse Stock Split to be determined by our Board of Directors in its discretion.

Action No. 2: Designating a new series of preferred stock to be called the Series A-1 Convertible Preferred Stock with rights, preferences and privileges as set forth in an amendment and restatement to our Amended and Restated Certificate of Incorporation;

Action No. 3: The conversion of a certain portion of our existing Series A Convertible Preferred Stock into newly created shares of Series A-1 Preferred as set forth in the Amended Certificate;

Action No. 4: Amending and restating the rights, preferences and privileges of our existing Series A Preferred as set forth in the Amended Certificate; and

Action No. 5: Amending and restating our existing Amended and Restated Certificate of Incorporation to (i) increase the authorized number of shares of our common stock from 40,000,000 shares to 120,000,000 shares; and (ii) increase the authorized number of shares of our preferred stock from 15,000,000 shares to 95,000,000 shares of preferred stock with rights, preferences and privileges to be designated by our Board from time to time.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSO Holdings, Inc.
(Registrant)
Date: August 14, 2006	By: /s/ Steven Straus
Steven Straus
President
Date: August 14, 2006	By: /s/ Thomas M. Mason
Thomas M. Mason
Chief Financial Officer